Form 10-K
period 2013-08-31
VULCAN ASPHALT REFINING CORP; SUPER TEST PETROLEUM INC; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; UNITED JET CENTER INC; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; PPC INC; KWIK FIL INC
filed 2013-11-26
CIK 1045546, 1045545, 1045543, 1045547, 1045542, 1040270, 1045539, 830253, 1045544, 1045540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

15 Bradley Street, Warren, PA	16365-3299
(Address of principal executive offices)	(Zip Code)

(814) 723-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 26, 2013, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:    None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-K CONTENTS

ITEM 1.	BUSINESS.

Introduction

United Refining Company is a Pennsylvania corporation that began business operations in 1902. We are the leading integrated refiner and marketer of petroleum products in western New York and northwestern Pennsylvania, which is located within the Petroleum Administration for Defense Districts I (“PADD I”). We own and operate a medium complexity 70,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we refine crude oil into a variety of finished products, including various grades of gasoline, ultra low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren, Pennsylvania refinery, and we have steadily expanded our distribution network over the years.

Our operations are organized into two major business segments: refining/wholesale and retail. The refining division operates the refinery in Warren and offsite terminals. The wholesale division sells finished products produced at the Warren refinery, primarily in western New York and northwestern Pennsylvania, to both our retail network and to third-party customers. The retail business segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

For fiscal 2013, we had total net sales of $3.7 billion. Of total sales, petroleum based sales were approximately 54% gasoline, 21% distillate, 16% asphalt and the remaining 9% were from sales of merchandise and other revenue.

Our Operations

Refining Operations

Our refinery, located on a 107-acre site in Warren, Pennsylvania, has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 63,100 bpd during fiscal 2013. We believe our location in the product-short PADD I, in an area that is geographically distant from the majority of PADD I refining capacity, is a significant marketing advantage. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

During April 2013, an electrical outage resulted in the Fluid Catalytic Cracking (“FCC”) unit being shut down for eight days due to mechanical problems. Refinery crude throughput was reduced to 52,240 bpd during April to manage intermediate product inventories. In July 2013, a scheduled eight day Reformer catalyst regeneration was performed. Management of intermediate product inventories during July resulted in refinery crude throughput being reduced to 51,600 bpd.

Our Products

We produce three primary petroleum products: gasoline, middle distillates and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium, and also blend these to produce a mid-grade 89-octane. Middle distillates include kerosene, ultra low sulfur diesel fuel and No. 2 heating oil. We optimize our bottom-of-the-barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Our refining configuration allows the processing of a wide variety of crude oil inputs and our ability to market asphalt on a year-round basis enables us to purchase selected heavier crude oils at higher differentials and lower costs.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product marketplace and in the refinery’s processing capability.

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt.

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product, hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2012 with the addition of a second reactor also treats raw distillates to produce ultra low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the FCC unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, light and heavy catalytic naphtha gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. FCC light and heavy catalytic naphtha is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2008, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada and the northern plain states through the Enbridge Pipeline. We are however, not dependent on this source alone. We could within 90 days shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100%

of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Sixty-seven percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 33% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2013, we had supply contracts with 13 major suppliers for an aggregate of 61,400 bpd of crude oil. We have contracts with four suppliers amounting to approximately 60% of daily crude oil supply. None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through four primary routes: (i) Canadian and US domestic crude from both Western Canada and North Dakota (Bakken) are transported eastward through the Enbridge mainline system (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port can be transported north via the Capline and Chicap pipelines and into the Enbridge (Lakehead) mainline system at Mokena, near Chicago, IL (iii) US domestic crude grades can be transported north via the Capline System and/or the Enbridge Mid-Continent (Ozark/Woodpat ) system to Patoka, Illinois where they can be moved via the Chicap Pipeline into the Enbridge (Lakehead) Mainline system at Mokena, near Chicago, Illinois and (iv) foreign crudes unloaded at Portland, Maine are shipped to Montreal then shipped on Enbridge’s line 9 to Westover, Ontario. We have also begun to receive US domestic crude (Bakken) via rail deliveries into Hamburg, NY where these volumes are trans-loaded and moved by truck to West Seneca, NY and into the Kiantone Pipeline.

The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by operators using a recently upgraded Supervisory Control and Data Acquisition (“SCADA”) system. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 413,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. In the spring of 2014, construction of two new tanks should be completed, adding 300,000 barrels of storage at the refinery tank farm. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. Turnarounds occurred in October and November 2010 at our FCC unit and its related processing equipment, and in March and April 2011 at our crude unit and its related processing equipment. A major turnaround generally takes three to four weeks to complete and in the case of the two major refinery units, consists of moderate to extensive maintenance. The next major turnaround is scheduled for March 2014 and will include a complete plant shutdown.

We defer the cost of turnarounds when incurred and amortize them on a straight-line basis over the period of benefit, which ranges from 3 to 10 years (for tank turnarounds). Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The scheduled maintenance turnarounds result in an inventory build of petroleum products to meet minimum sales demand during the maintenance shutdown period.

Wholesale Marketing and Distribution

On a wholesale basis, our wholesale division sells gasoline, distillate and asphalt products to distributor, commercial and government accounts and we sell propane to liquefied petroleum gas marketers. Our wholesale gasoline customer base includes branded dealer/distributor units operating under our proprietary Keystone® and Kwik Fill® brand names and units operating under the Citgo® brand pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. Approximately 20% of the gasoline stations within this network are branded Citgo®.

In fiscal 2013, we sold on a wholesale basis approximately 45,000 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2013, our production of gasoline, distillate, and asphalt sold at wholesale was 34%, 82%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

We use a network of six terminals to store and distribute refined products. This network provides distillate and asphalt storage capacities of approximately 1,225,000 barrels as of August 31, 2013. During fiscal 2013, approximately 81% of our refined products were transported from the refinery via truck transports, with the remaining 19% transported by rail. All gasoline product is stored at the refinery. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of eight tank trucks that supply approximately 25% of our Kwik Fill® retail stations.

In fiscal 2013, our retail network sold approximately 66% of our gasoline production and approximately 18% of our distillate production. The remaining 34% of gasoline production and 82% of distillate production was sold to wholesale customers.

Long-term dealer/distributor contracts accounted for approximately 16% of our wholesale gasoline sales in fiscal 2013. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren. Our wholesale gasoline customer base includes 48 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names.

We distribute asphalt from the refinery by railcar or truck transport to end user contractors, in addition to re-supplying our asphalt terminals. We own or lease terminals in Springdale and Dravosburg, Pennsylvania; Tonawanda and Oswego, New York; and Cordova, Alabama.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2013, we have experienced an approximately 2.75 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. Crude oil scheduling and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we increase our asphalt storage capacity through the lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2013, we sold 7.4 million barrels of asphalt.

We have a significant share of the asphalt market in southwestern New York and western and central Pennsylvania as well as in the greater metro areas of Pittsburgh, Pennsylvania and Rochester and Buffalo,

New York. We distribute asphalt from the refinery by railcar and truck transport to our owned and leased asphalt terminals in such cities or their suburbs. Asphalt can be purchased or exchanged in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 18 sources located throughout our marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Retail Operations

As of August 31, 2013, 169 of our retail units were located in New York, 177 in Pennsylvania and 12 in Ohio. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. In fiscal year 2013, approximately 66% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, many sell diesel fuel, all units sell convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2013, we operated 358 units, of which 189 units are owned, 108 units are leased, and the remaining stores are operated under a management agreement. 100 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. We maintain a 58% / 42% split between sales at our rural and urban units, balancing the higher volumes and lower gross margins in urban areas. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

Retail Marketing and Distribution

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. 100 of our 358 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2013 were $275.2 million, with a gross profit of approximately $69.3 million. Gross margins on the sale of convenience merchandise averaged 25.2% for fiscal 2013 and have been relatively constant at 25.2% for the last three years.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2013, we purchased approximately 77.8% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

We maintain a store tracking mechanism to collect operating data including sales and inventory levels for our retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly, and monthly performance reports. These different reports are then provided to both the field management and administrative personnel. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Environmental Regulations

General

We are subject to extensive federal, state and local laws and regulations relating to fuel quality, pollution control and protection of the environment, such as those governing releases of certain materials to the air and water and the storage, treatment, transportation, disposal and clean-up of wastes located on land. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

Gasoline, Diesel Fuel, and Heating Oil Manufacturing Standards

Mandatory fuel regulations will continue to affect our operations including renewable fuel obligations, and future sulfur reductions.

Starting Jan. 1, 2013 the Company became an “obligated party” under the USEPA’s Renewable Fuel Standard (RFS) and is required to satisfy its Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the Company’s fuels must either contain the mandated renewable fuel components, or credits must be purchased to cover any shortfall. The Company has met it’s RVO for 2013 and expects to also satisfy the requirements for 2014 without the purchase of credits, known as “RINs” (Renewable Identification Numbers). As the RFS program is currently structured, the RVO of all obligated parties will increase annually, while the ability to incorporate increasing volumes of renewable fuel components into fuel products remains limited. This phenomenon, better known as the “blend wall”, will be experienced throughout the industry and is expected to present challenges in future years. In 2013, the Company took the initial steps to address the issue of long-term RFS compliance by upgrading our rail and truck loading/unloading facilities at a cost of approximately $2.0 million. These improvements will increase our flexibility to receive deliveries of renewable fuel components from various sources. We will also continue to monitor proposals to amend the RFS to address the blend wall issue and evaluate its affect on future operations.

On July 20, 2010 the State of New York mandated that all heating oil sold in the state contain no more than 15 parts per million (ppm) sulfur beginning July 1, 2012. Pennsylvania has also lowered the sulfur content maximum starting July 1, 2016 from 5,000 ppm to 500 ppm. We are complying with the New York mandate and will comply with the Pennsylvania mandate when applicable.

The USEPA has proposed a new Tier 3 gasoline regulation which would call for a further reduction in the average sulfur content below the existing Tier 2 sulfur standard. They are considering a reduction in the refinery annual average maximum sulfur content from 30 ppm to 10 ppm. Currently in the “Proposed Rule” is a three year exemption for small refineries, which would include the Company, giving us a 2020 effective date rather than 2017. A preliminary estimate to modify the refinery process to meet this new requirement is approximately $20 million.

Over the past two years we have maintained compliance with the benzene standard that is part of the Mobile Source Air Toxics Rule No. 2 (MSAT II). We expect to purchase benzene credits for the 2013 compliance period at an estimated cost of $2.5 million.

In addition to the RFS, We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade. We believe, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. The ultimate cost of future RFS compliance and GHG reduction mandates and their effect on our business are, however, unknown until all aspects of the programs are final and implementing regulations are available.

Retail Gasoline Stations

We currently operate gasoline stations in three states with underground petroleum product storage tanks and in the past have operated gasoline stations that are now closed. Federal and state statutes and regulations govern the installation, operation and removal from service of these underground storage tanks and associated piping and product dispensing systems. The operation of underground storage tanks and systems carries the risk of contamination to soil and groundwater with petroleum products. We manage this risk by promptly responding to actual and suspected leaks and spills and implementing remedial action plans meeting regulatory requirements. In addition to prompt response and remediation, we receive reimbursement for response costs associated with leaks and spills in the Commonwealth of Pennsylvania through the Underground Storage Tank Indemnification Fund.

Competition

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Petroleum refining is highly competitive. With respect to wholesale gasoline and distillate sales, we compete with Sun, Valero, Exxon-Mobil, and other refiners and marketers via the pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of our larger competitors have refineries, which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. We have no crude oil reserves and are not engaged in exploration. We believe that we will continue to be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area. In addition, four refineries in PADD I were forced to shut down during the recent economic downturn. We believe this capacity rationalization should improve overall utilization by remaining refineries in PADD I, including us, and result in improved margins as demand improves.

The principal competitive factors affecting our retail marketing network are location, product price, overall appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, supermarkets, and “big box” convenience store chains such as Wal-Mart and Sam’s Club, is expected to be ongoing. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Employees

As of August 31, 2013, we had approximately 4,289 employees; 1,906 full-time and 2,383 part-time employees. Approximately 3,726 persons were employed at our retail units, 362 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 237, 6, and 22 employees, respectively. The agreements expire on February 1, 2017, January 31, 2017 and July 31, 2014, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, and we have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 39 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that the Company does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 10.500% First Priority Senior Secured Notes due 2018 (“Senior Secured Notes due 2018”). Funding for the redemption was provided by the Company’s sale of approximately $141,163,750 of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A (“Preferred Stock”, see Note 13) to United Refining, Inc. (“URI”), its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Preferred Stock to URI.

The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt discount of $3,315,000.

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000 and interest will now be calculated as follows: for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of .75% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2013 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $6,533,000 as of August 31, 2013. As of August 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $168,467,000.

ITEM 1A.	RISK FACTORS.

Risks Relating to the Business

Our ability to pay interest and principal on the Senior Secured Notes due 2018 and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, most of which are beyond our control.

Our ability to pay interest and principal on the Senior Secured Notes due 2018 and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, most of which are beyond our control. We anticipate that our operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet our operating expenses and capital expenditures, to sustain operations and to service our interest requirements as they become due.

The Company’s 10.5% Senior Secured Notes mature in 2018, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

If we are unable to generate sufficient cash flow to service our indebtedness and fund our capital expenditures, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the notes) or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

The price volatility of crude oil, other feedstocks, refined petroleum products and fuel and utility services may have a material adverse effect on our earnings, cash flows and liquidity.

Our refining earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase earnings, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings, and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

In addition, the nature of our business requires us to maintain substantial refined product inventories. Because refined products are commodities, we have no control over the changing market value of these inventories. Our refined product inventory is valued at the lower of cost or market value under the last-in, first-out (“LIFO”), inventory valuation methodology. If the market value of our refined product inventory were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales.

Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into the United States;

•	availability of and access to transportation infrastructure;

•	utilization rates of U.S. refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•

natural disasters (such as hurricanes and tornadoes), accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery;

•	federal and state government regulations and taxes; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

Our direct operating expense structure also impacts our earnings. Our major direct operating expenses include employee and contract labor, maintenance and energy costs. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our earnings and cash flows.

Volatility in refined product prices also affects our borrowing base under our revolving credit facility. A decline in prices of our refined products reduces the value of our refined product inventory collateral, which, in turn, may reduce the amount available for us to borrow under our revolving credit facility.

Our results of operations are affected by crude oil differentials, which may fluctuate substantially.

Our results of operations are affected by crude oil differentials, which may fluctuate substantially. Since 2010, refined product prices have been more correlated to prices of Brent crude oil (“Brent”) than to NYMEX WTI, the traditional U.S. crude oil benchmark, as the discount to which a barrel of NYMEX WTI traded relative to a barrel of Brent has widened significantly relative to historical levels. This differential has also been very volatile as a result of various continuing geopolitical events.

We are subject to interruptions of supply and distribution as a result of our reliance on pipelines for our supply of crude oil. Prolonged disruption to the Enbridge Pipeline or the Kiantone Pipeline may have a material adverse effect on our business, results of operations or financial condition.

Our refinery receives substantially all of its crude oil through pipelines. We could experience an interruption of supply, or an increased cost of receiving crude oil, if the ability of these pipelines to transport crude oil or blendstocks is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor.

We obtain substantially all of our crude oil supply through pipelines owned and operated by Enbridge Energy Partners (“Enbridge Pipeline”), and the Kiantone Pipeline, which we own and operate. Any prolonged disruption to the operations of our refinery, the Enbridge Pipeline or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. Further, our property and business interruption insurance may not compensate us adequately for any losses that occur.

In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us with respect to the Enbridge pipeline system. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because all of our refining operations are conducted at a single facility.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, fires, explosions, pipeline ruptures and spills, third party interference and mechanical failure of equipment at our facilities, any of which could result in production and distribution difficulties and disruptions, pollution (such as oil spills, etc.), personal injury or wrongful death claims and other damage to our properties and the property of others.

There is also risk of mechanical failure and equipment shutdowns both in the normal course of operations and following unforeseen events. In such situations, undamaged refinery processing units may be dependent on, or interact with, damaged process units and, accordingly, are also subject to being shut down.

Because all of our refining operations are conducted at a single refinery, any of such events at our refinery could significantly disrupt our production and distribution of refined products. Any sustained disruption would have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.

Our suppliers source substantially all of our crude oil from Canada and the northern plain states and may experience interruptions of supply from those regions.

Our suppliers source substantially all of our crude oil from Canada and the northern plain states. As a result, we may be disproportionately exposed to the impact of delays or interruptions of supply from those regions caused by transportation capacity constraints, curtailment of production, unavailability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in those areas.

Competition from companies having greater financial and other resources than we do could materially and adversely affect our business and results of operations.

Our refining operations compete with domestic refiners and marketers in the PADD I region of the United States, as well as with domestic refiners in other PADD regions and foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers. Certain of our competitors have larger, more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and have access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.

Newer or upgraded refineries will often be more efficient than our refinery, which may put us at a competitive disadvantage. While we have taken significant measures to maintain and upgrade units in our refinery by installing new equipment and repairing equipment to improve our operations, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition and our ability to make distributions. Over time, our refinery may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.

We may incur significant liability under, or costs and capital expenditures to comply with, environmental, health and safety regulations, which are complex and change frequently.

Our refinery and pipelines operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, treatment and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with the complex array of federal, state and local laws relating to the protection of the environment, health and safety is difficult and likely will require us to make significant expenditures. Moreover, our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment including at neighboring areas or third party storage, treatment or disposal facilities. Certain environmental laws impose joint and several liability without regard to fault or the legality of the original conduct in connection with the investigation and cleanup of such spills, discharges or releases. As such, we may be required to pay more than our fair share of such investigation or cleanup. We may not be able to operate in compliance with all applicable environmental, health and safety laws, regulations and permits at all times.

Violations of applicable legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. We may also be required to make significant capital expenditures or incur increased operating costs or change operations to achieve compliance with applicable standards.

We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on June 1, 2012, the U.S. Environmental Protection Agency (“EPA”) issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We are evaluating the regulation and amended standards, as may be applicable to the flare, process heaters and operations at our refinery. We cannot currently predict the costs that we may have to incur, if any, to comply with the amended NSPS, but costs could be material. In addition, the EPA has announced that it plans to propose new “Tier 3” motor vehicle emission and fuel standards sometime in the first half of 2014. It has been reported that these new Tier 3 regulations may, among other things, lower the maximum average sulfur content of gasoline from 30 parts per million to 10 parts per million. If the Tier 3 regulations are eventually implemented and lower the maximum allowable content of sulfur or other constituents in fuels that we produce, we may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including federal, state and transactional taxes such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. There can be no certainty of the effect that increases in taxes, or imposition of new taxes, could have on us, or whether such taxes would be passed on to our customers. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties.

A decrease in government funding for paving activity could lead to a decrease in demand for asphalt, which could materially adversely affect refining margins.

In fiscal 2013, asphalt sales represented 16% of our total revenues. Over the same period, approximately 89% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins.

We have an Indirect controlling stockholder.

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholder and to elect all of our directors.

Our pension plans are currently underfunded.

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2013, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $107.1 million and the value of the assets of the plans was approximately $80.2 million. In fiscal 2013, we contributed $5.2 million to the three plans, and we have made additional contributions to our pension plans of $2.4 million in fiscal year 2014. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company will contribute a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees. The changes made for the salary group described above were also incorporated into the collective bargaining agreement reached with the International Union of Operating Engineers, Local No. 95 effective February 1, 2012.

Our pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC generally has the authority to terminate an underfunded pension plan if the possible long-run loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Risks Relating to Senior Secured Notes due 2018 and Revolving Credit Facility.

The indenture governing our Senior Secured Notes due 2018 and our revolving credit facility contain certain covenants that may inhibit our ability to make certain investments, incur certain additional indebtedness and engage in certain other transactions, which could adversely affect our ability to pursue our business strategies.

The indenture governing our senior secured notes and our revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, among other things, to:

•	incur, assume or guarantee additional debt or issue redeemable stock or preferred stock;

•	make distributions or prepay, redeem, or repurchase certain debt;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	merge, consolidate or sell substantially all of our assets.

A breach of the covenants under the indenture governing the senior secured notes or under the credit agreement governing the revolving credit facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility or indenture, those creditors could proceed against the collateral granted to them to secure that indebtedness.

In the event our lenders or noteholders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

The Senior Secured Notes due 2018 are secured by certain assets of the Company and a foreclosure on such liens could adversely affect our business.

The Senior Secured Notes due 2018 are secured by a pledge of the stock of our subsidiary Kiantone Pipeline Corporation and, subject to certain exceptions, by a mortgage lien on and a security interest in the assets comprising the refinery. In case of a continuing event of default by the Company, the collateral agent may exercise all rights of a mortgagee and/or secured party under applicable law, including, without limitation, transferring to itself or a nominee title to such collateral, which could adversely affect our business.

We may issue additional notes and enter into hedging activities that would be secured by the same collateral securing the Senior Secured Notes due 2018.

Subject to the covenants and conditions contained in the indenture, we are permitted to issue additional notes and enter into hedging obligations secured by a lien that ranks equally with the Senior Secured Notes due 2018. In addition, the estimated net book value of the collateral is substantially less than the outstanding principal amount of the Senior Secured Notes due 2018 and the mortgage on the refinery is limited to a stated maximum principal amount of $450 million. To the extent that the Senior Secured Notes due 2018, any obligations in respect of hedging arrangements and any other obligations secured by the mortgage exceed $450 million, the principal amount of such obligations in excess of such capped amount is not secured by the mortgage. Moreover, by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Any additional obligations, and the limited net book value and potential illiquidity of the collateral, may limit the recovery from the realization of the value of such collateral available to satisfy the holders of the Senior Secured Notes due 2018.

Our ability to repurchase the Senior Secured Notes due 2018 upon a change of control may be limited.

Upon the occurrence of specified change of control events, we are required to offer to repurchase all outstanding Senior Secured Notes due 2018 at 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The lenders under the Amended and Restated Revolving Credit Facility have the right to accelerate the indebtedness thereunder upon a change of control. Any of our future debt agreements may contain similar provisions. However, we may not have sufficient funds at the time of the change of control to make the required repurchase of Senior Secured Notes due 2018 or repayment of our other indebtedness. The terms of the Amended and Restated Revolving Credit Facility also limit our ability to purchase the Senior Secured Notes due 2018 until all debt under the Amended and Restated Revolving Credit Facility is paid in full. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any Senior Secured Notes due 2018 submitted in a change of control offer, it would constitute an event of default under the indenture governing the Senior Secured Notes due 2018 which could, in turn, constitute an event of default under our other indebtedness, even if the change of control itself would not cause a default.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We own a 107-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2013, we operated 189 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline. We also own a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York.

As of August 31, 2013, we also lease an aggregate of 167 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On July 26, 2013, the Company issued and sold to URI in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2013. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2013 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2013	2012	2011	2010	2009
	(in thousands)
Income Statement Data:
Net sales	$3,681,253	$3,730,925	$3,166,876	$2,654,401	$2,387,171
Refining operating expenses (1)	119,549	103,001	106,715	111,078	123,171
Selling, general and administrative expenses	163,874	157,581	149,456	150,825	144,943
Operating income (loss)	328,608	358,350	33,332	(78,091)	91,468
Interest expense	39,530	40,913	40,567	35,177	(36,006)
Interest income	495	44	17	6	134
Other, net	(3,819)	(4,711)	(2,564)	(1,518)	(1,471)
Equity in net earnings of affiliate	—	—	—	—	41
(Loss) / gain on early extinguishment of debt	(18,727)	—	(1,245)	—	10,096
Income (Loss) before income tax expense (benefit)	267,027	312,770	(11,027)	(114,780)	64,262
Income tax expense (benefit)	98,344	121,954	(3,619)	(38,646)	26,235
Net income (loss)	168,683	190,816	(7,408)	(76,134)	38,027
Less net income attributable to non-controlling interest	—	—	711	—	—
Net income (loss) attributable to United Refining Company’s stockholder	168,683	190,816	(8,119)	(76,134)	38,027

Balance Sheet Data (at end of period):
Total assets	796,295	728,330	670,611	637,103	670,854
Total debt	238,706	359,996	381,087	413,053	331,576
Total stockholder’s equity	357,203	141,276	20,753	26,237	70,814

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Annual Report on Form 10-K.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	general economic, business and market conditions;

•	repayment of debt;

•	the effect of the current banking and credit crisis on the Company and our customers and suppliers;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Annual Report on Form 10-K.

Business Strategy and Overview

Our primary business objective is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible operating costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•

Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model. We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account product demand and pricing in our market areas, price, quality and availability of various grades of crude oil, product inventory levels and planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in our refinery’s processing capability

•	Continue to investigate strategic acquisitions.

•	Develop high payback discretionary capital improvements to our existing facilities.

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of product prior to transfer of its title. Title to product is transferred to the customer at the shipping point, under predetermined contracts for sale at agreement upon or posted prices to customers of which collectability is reasonably assured.

Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectability of Accounts Receivable

For accounts receivable we estimate the net collectability considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with ACS 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2013 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2012.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Value of Pension Assets

The Company maintains three noncontributory defined benefit retirement plans for substantially all its employees. The assets of the plans are invested with a financial institution that follows an investment policy drafted by the Company. The investment guidelines provide a percentage range for each class of assets to be managed by the financial institution. The historic performance of these asset classes supports the Company’s expected return on the assets. The asset classes are rebalanced periodically should they fall outside the range allocations.

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	20%	30%
Alternative Investments	0%	12%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2013. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to “Consolidated Financial Statements, Item 8”.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the effect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company’s accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2013, approximately 66% and 18% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.2% for fiscal 2013 and have been between 25.2% and 25.8% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. Commissioning the modified biodiesel plant is expected at the end of calendar 2014. Total cost of the project is expected to be about $19 million.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

On July 26, 2013, the Board of Directors of the Company and the Company’s sole stockholder, URI, approved, and the Company filed with the Secretary of State of the Commonwealth of Pennsylvania, an Amended and Restated Articles of Incorporation of the Company (the “Amendment”). Pursuant to the Amendment:

•	The capital stock of the Company was increased from 100 to 50,100, of which 50,000 were designated as preferred stock;

•	The personal liability of directors for monetary damages for any action taken, or the failure to take any action, as a director after January 27, 1987, was eliminated to the fullest extent of the law;

•	The Company added an indemnification provision enabling the Company to indemnify directors, officers, employees or agents of the Company in claims related to such service; and

•	Shareholders may take action by written consent without a meeting.

Out of the preferred stock, the Board of Directors created the 6% Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the Amendment included the designations of the rights and preferences of such series. Among other things, the Series A Preferred Stock, of which the Company is authorized to issue a maximum of 25,000, carry the following rights:

•

The Series A Preferred Stock rank: (i) senior to the Company’s common stock; (ii) senior to all other classes of equity securities other than preferred stock which by their terms do not rank senior to the Series A Preferred Stock; and (iii) on parity with any other series of the Company’s preferred stock that does not provide it ranks junior to the Series A Preferred Stock;

•	The Series A Preferred Stock shall receive dividends at a rate of 6.00% of the Stated Value, which is $10,000, per annum;

•	The Series A Preferred Stock shall have no voting rights unless otherwise required by law;

•

In the event dividends have not been paid in the aggregate amount payable for six or more Dividends Periods, holders of the Series A Preferred Stock shall be entitled to elect two directors to the Board of Directors, who shall remain directors until all accumulated and unpaid dividends on the Series A Preferred Stock have been paid in full or set aside for payment. Upon the payment or set aside of such dividends, the term of office of the directors appointed by the holders of the Series A Preferred Stock shall terminate and the size of the Board of Directors shall automatically decrease by two; and

•

The Series A Preferred Stock are perpetual and have no maturity date. However, the Company may, at its option, redeem shares of the Series A Preferred Stock, in whole or in part, on any Dividend Repayment Date on or after July 26, 2023 at a price of $10,000 per share plus accrued and unpaid dividends.

On July 26, 2013, the Company issued and sold to URI 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI (the “Subscription Agreement”). The Subscription Agreement contained customary representations and warranties concerning the acquisition of the Series A Preferred Stock by URI and restrictions on the transfer of the Series A Preferred Stock.

On July 29, 2013, the Company announced it initiated the redemption of $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due in 2018. The redemption represented 35% of the initial aggregate principal amount of the Senior Secured Notes due 2018. Funding for the redemption came from the sale of the Series A Preferred Stock. In accordance with the Indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Series A Preferred Stock to URI upon the terms of the Subscription Agreement. Senior Secured Notes due 2018 in the aggregate principal amount of $127,750,000 were redeemed on August 30, 2013 at a redemption price of 110.500% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013.

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2013. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread in September, the first month of fiscal 2014 averaged $12.73 as compared to an average of $21.34, for August, 2013, a decrease of $8.61 or 40%. The lagged crackspread in October weakened to $9.38 as compared to September, a decrease of $3.37 or 26%. The lagged crackspread for the month of November, calculated on November 15, 2013 was $15.01.

Through November 15, 2013 the indicated lagged crackspread for the first quarter of fiscal 2014 was $12.38, a $13.04 or 51% decrease from the average for the fourth quarter of fiscal 2013. The indicated lagged crackspread for our second quarter ending February 28, 2014, calculated as of November 15, 2013 was $20.91.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes (See Item 8), together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations

	Fiscal Year Ended August 31,
	2013	2012	2011
	(in thousands)
Net Sales
Petroleum	$1,446,453	$1,448,009	$1,360,106
Merchandise and other	275,172	278,038	263,662

Total Net Sales	$1,721,625	$1,726,047	$1,623,768
Costs of Goods Sold	$1,569,040	$1,574,474	$1,485,264
Selling, general and administrative expenses	138,912	132,408	132,475
Depreciation and amortization expenses	6,153	5,691	5,340

Segment Operating Income	$7,520	$13,474	$689

Retail Operating Data:
Petroleum Sales (thousands of gallons)	388,903	393,157	396,273
Petroleum margin (a)	$83,298	$81,406	$71,843
Petroleum margin ($/gallon) (b)	.2142	.2071	.1813
Merchandise and other margins	$69,261	$70,168	$66,661
Merchandise margin (percent of sales)	25.2%	25.2%	25.3%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2013 vs. 2012

Retail sales decreased during fiscal 2013 by $4.4 million or .3% for the comparable period in fiscal 2012 from $1,726.0 million to $1,721.6 million. The decrease was primarily due to a decrease of $1.6 million in petroleum sales and $2.8 million in merchandise sales. The petroleum sales decrease resulted from a 4.3 million gallon or 1.8% decrease in retail petroleum volume offset by a 1.0% increase in retail selling prices per gallon.

2012 vs. 2011

Retail sales increased during fiscal 2012 by $102.3 million or 6.3% for the comparable period in fiscal 2011 from $1,623.8 million to $1,726.1 million. The increase was primarily due to an increase of $87.9 million in petroleum sales and $14.4 million in merchandise sales. The petroleum sales increase resulted from a 7.3% increase in retail selling prices per gallon, offset by a 3.1 million gallon or .8% decrease in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food and beverages due to promotional campaigns and increased selling prices.

Costs of Goods Sold

2013 vs. 2012

Retail costs of goods sold decreased during fiscal 2013 by $5.4 million or .3% for the comparable period in fiscal 2012 from $1,574.4 million to $1,569.0 million. The decrease was primarily due to, freight cost of $9.7 million, merchandise cost of $2.0 million and fuel tax of $.4 million offset by an increase of $6.7 million in petroleum purchase prices.

2012 vs. 2011

Retail costs of goods sold increased during fiscal 2012 by $89.2 million or 6.0% for the comparable period in fiscal 2011 from $1,485.2 million to $1,574.4 million. The increase was primarily due to $73.6 million in petroleum purchase prices, merchandise cost of $10.9 million, fuel tax of $1.0 million, and freight cost of $3.7 million.

Selling, General and Administrative Expenses

2013 vs. 2012

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2013 by $6.5 million or 4.9% for the comparable period in fiscal 2012 from $132.4 million to $138.9 million. The increase was due to maintenance expenses of $1.0 million, payroll costs of $.8 million, pension and post-retirement costs of $.6 million, environmental costs of $.5 million, advertising costs of $.3 million, supplies of $.3 million, retail fixed asset retirements of $.9 million and a gain on the sale of fixed assets in fiscal 2012 that reduced SG&A during that period.

2012 vs. 2011

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during fiscal 2012 to the comparable period in fiscal 2011.

Wholesale Operations

	Fiscal Year Ended August 31,
	2013	2012	2011
	(in thousands)
Net Sales (a)	$1,959,628	$2,004,878	$1,543,108
Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)	1,590,535	1,623,551	1,417,994
(Gains) losses on derivative contracts	2,319	(28,848)	58,733
Selling, general and administrative expenses	24,962	25,173	16,981
Depreciation, amortization and asset impairments	20,724	40,126	16,757

Segment Operating Income	$321,088	$344,876	$32,643

Key Wholesale Operating Statistics

	Fiscal Year Ended August 31,
	2013	2012	2011
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	9,748	10,055	8,241
Distillates	5,451	5,635	4,765
Asphalt	7,138	7,299	5,243
Butane, propane, residual products, internally produced fuel and other	1,212	2,414	2,361

Total Product Yield	23,549	25,403	20,610

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	60%	51%
Crude throughput (thousand barrels per day)	63.1	64.8	52.4

Product Sales (thousands of barrels) (a)
Gasoline and gasoline blendstock	6,152	6,142	5,425
Distillates	4,390	4,475	3,804
Asphalt	7,418	7,500	5,508
Other	844	836	758

Total Product Sales Volume	18,804	18,953	15,495

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$740,233	$726,001	$613,499
Distillates	576,570	573,965	458,099
Asphalt	595,267	657,158	425,046
Other	47,558	47,754	46,464

Total Product Sales	$1,959,628	$2,004,878	$1,543,108

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2013 vs. 2012

Wholesale sales decreased during fiscal 2013 by $45.3 million or 2.3% for the comparable period in fiscal 2012 from $2,004.9 million to $1,959.6 million. The decrease was due to a 2.3% decrease in wholesale prices and a .8% decrease in wholesale volume.

2012 vs. 2011

Wholesale sales increased during fiscal 2012 by $461.8 million or 29.9% for the comparable period in fiscal 2011 from $1,543.1 million to $2,004.9 million. The increase was due to a 6.2% increase in wholesale prices and a 22.3% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)

2013 vs. 2012

Wholesale costs of goods sold decreased during fiscal 2013 by $33.0 million or 2.0% for the comparable period in fiscal 2012 from $1,623.5 million to $1,590.5 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

2012 vs. 2011

Wholesale costs of goods sold increased during fiscal 2012 by $205.5 million or 14.5% for the comparable period in fiscal 2011 from $1,418.0 million to $1,623.5 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

(Gains)Losses on Derivative Contracts

2013

During fiscal year 2013, the Company recognized a $2.3 million loss in costs and expenses in its Consolidated Statements of Operations.

2012

During fiscal year 2012, the Company recognized a $28.8 million gain in costs and expenses in its Consolidated Statements of Operations. This was attributed to net gains resulting from fair value changes of the Company’s derivative instruments. Of the $28.8 million gain, $15.0 million was realized losses and $43.8 million unrealized (gains). See also Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

Selling, General and Administrative Expenses

2013 vs. 2012

Wholesale SG&A expenses remained relatively constant during fiscal 2013 to the comparable period in fiscal 2012.

2012 vs. 2011

Wholesale SG&A expenses increased during fiscal 2012 by $8.2 million or 48.2% for the comparable period in fiscal 2011 from $17.0 million or 1.1% of net wholesale sales to $25.2 million or 1.3% of net wholesale sales. The increase was primarily due to additional payroll costs and professional services.

Depreciation, Amortization and Asset Impairments

2013 vs. 2012

Depreciation, amortization and asset impairments decreased during fiscal 2013 by $19.4 million for the comparable period for fiscal 2012 from $40.1 million to $20.7 million. This decrease was due primarily to a charge of $20.1 million resulting from the write-off of certain design costs associated with the Company’s coker facility project in fiscal 2012. See Note 4 to the “Company’s Consolidated Financial Statements, Item 8”.

2012 vs. 2011

Depreciation, amortization and asset impairments increased during fiscal 2012 by $23.4 million for the comparable period for fiscal 2011 from $16.8 million to $40.1 million. This increase was due primarily to a charge of $20.1 million resulting from the write-off of certain design costs associated with the Company’s coker facility project. See Note 4 to the “Company’s Consolidated Financial Statements”.

Interest Expense, Net

2013 vs. 2012

Net interest expense (interest expense less interest income) decreased during fiscal 2013 by $1.8 million for the comparable period for fiscal 2012 from $40.9 million to $39.1 million. The decrease was due to the discount on new Senior Notes and by reduced borrowing activity.

2012 vs. 2011

Net interest expense (interest expense less interest income) increased during fiscal 2012 by $.3 million for the comparable period for fiscal 2011 from $40.6 million to $40.9 million. The increase was due to the principal amount of Senior Notes outstanding offset by reduced borrowing activity.

Income Tax Expense / (Benefit)

Our fiscal 2013 and 2012 effective tax rates of approximately 37% and 39%, respectively.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2013	August 31, 2012
	(in thousands)
Cash and cash equivalents	$158,537	$137,540
Working capital	$374,572	$314,951
Current ratio	4.6	3.6
Debt	$238,706	$359,996

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2014 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $8 - $10 million for fiscal 2014.

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000. See Note 8 to the “Company’s Consolidated Financial Statements, Item 8”.

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. Funding for the redemption was provided by the Company’s sale of approximately $141,163,750 of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A (“Preferred Stock”, see Note 13) to URI, its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Preferred Stock to URI.

The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt decrease of $3,315,000.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2013, significant uses of cash are summarized in the following table:

Fiscal Year Ended
August 31, 2013
(in millions)
Significant uses of cash
Investing activities:
Additions to refinery turnaround costs	$(1.2)
Property, plant and equipment
Purchase of United Biofuels assets	(10.3)
Other general capital items (tank repairs, refinery piping, etc)	(10.3)
Retail maintenance (blacktop, roof, HVAC, rehab)	(5.1)
New 300-thousand barrel crude tanks	(4.0)
Non refinery capital equipment	(3.4)
Retail purchases	(3.1)
Environmental	(2.3)
Retail petroleum upgrade	(1.8)
Natural gasoline/ethanol/truck unloading	(1.3)

Total property, plant and equipment	(41.6)

Net cash (used in) investing activities	$(42.8)

Financing activities:
Principal reductions of long-term debt	$(129.4)
Dividends to stockholder	(114.4)
Proceeds from sale of preferred stock	141.2
Distributions from Parent under tax sharing agreement	2.0

Net cash (used in) financing activities	$(100.6)

Working capital items:
Prepaid expense increase	(22.3)
Refundable income tax	(20.9)
Income taxes payable decrease	(20.3)
Derivative liability decrease	(9.1)
Accounts receivable increase	(4.6)
Sales use and fuel taxes payable decrease	(2.6)
Decrease in inventory	25.2
Accounts payable increase	12.0
Amounts due to affiliated companies, net increase	.5
Accrued liabilities increase	1.8

Cash used in working capital items	$(40.3)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and available borrowings under our Amended and

Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at August 31, 2013 was 3.25%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $6,533,000 as of August 31, 2013. As of August 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility resulting in net availability of $168,467,000.

The Company’s 10.5% First Senior Secured Notes mature in 2018, at which time the Company will either have to pay the principal amount in full or refinance the Notes.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2013 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$244,857	$1,592	$2,746	$237,917	$2,602
Operating leases	70,376	12,653	21,091	14,917	21,715
Interest on 10.5% Senior Notes due 8/15/2018 (a) (b) (c)	123,518	24,911	49,822	48,785	—

Total contractual cash obligations (d)	$438,751	$39,156	$73,659	$301,619	$24,317

(a)	On March 8, 2011, the Company sold $365,000,000 of the Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method and is not reflected in this table. The net proceeds of the offering of $344,249,000 were used to fund the tender offer for all of its outstanding Senior Notes due 2012, pay accrued interest of $3,400,000 there on and a redemption premium related thereto. See Note 9 to “Consolidated Financial Statements, Item 8”.
(b)	On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt discount of $3,315,000.
(c)	The above does not reflect our long term Amended and Restated Revolving Credit Facility, which had a balance of $0 as of August 31, 2013. The facility’s balance remains $0 during the first quarter of the 2014 fiscal year. The applicable margin varies with our facility’s average unused availability calculation See Notes 8 and 9 to “Consolidated Financial Statements, Item 8”.
(d)	Pension obligations are not included since payments are not known.

Although we are not aware of any pending circumstances which would change our expectations, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In July 2012, the FASB issued an accounting standard that gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test. If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required. Otherwise, further testing would not be needed. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not anticipate that the adoption of this accounting standard will have a material impairment on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Amended and Restated Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2013, the Company had no future positions hedging crude or product inventories.

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crackspread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets or accounts payable in its Consolidated Balance Sheet.

During the year ended August 31, 2013, the Company recognized $2,319,000 of losses in its Consolidated Statement of Operations.

At August 31, 2013, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss) , stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 26, 2013

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31,
	2013	2012
Assets
Current:
Cash and cash equivalents	$158,537	$137,540
Accounts receivable, net	125,196	120,599
Refundable income taxes	20,890	—
Inventories, net	130,966	156,220
Prepaid expenses and other assets	42,093	19,813
Deferred income taxes	—	1,048
Amounts due from affiliated companies, net	—	89

Total current assets	477,682	435,309
Property, plant and equipment, net	289,132	253,387
Deferred financing costs, net	4,803	8,471
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,057	1,164
Deferred turnaround costs and other assets, net	11,772	18,150

	$796,295	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,592	$1,318
Accounts payable	54,170	42,203
Derivative liability	—	9,098
Accrued liabilities	18,715	16,916
Income taxes payable	8,587	28,931
Sales, use and fuel taxes payable	19,247	21,892
Deferred income taxes	365	—
Amounts due to affiliated companies, net	434	—

Total current liabilities	103,110	120,358
Long term debt: less current installments	237,114	358,678
Deferred income taxes	29,193	15,022
Deferred retirement benefits	69,675	92,996

Total liabilities	439,092	587,054

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	—
Additional paid-in capital	159,844	24,825
Retained earnings	190,333	135,988
Accumulated other comprehensive loss	(7,090)	(19,537)

Total stockholder’s equity	357,203	141,276

	$796,295	$728,330

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Year Ended August 31,
	2013	2012	2011
Net sales	$3,681,253	$3,730,925	$3,166,876

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses (gains) on derivative contracts)	3,159,575	3,198,025	2,903,258
Losses (gains) on derivative contracts	2,319	(28,848)	58,733
Selling, general and administrative expenses	163,874	157,581	149,456
Depreciation, amortization and asset impairments	26,877	45,817	22,097

	3,352,645	3,372,575	3,133,544

Operating income	328,608	358,350	33,332

Other expense:
Interest expense, net	(39,035)	(40,869)	(40,550)
Other, net	(3,819)	(4,711)	(2,564)
Loss on early extinguishment of debt	(18,727)	—	(1,245)

	(61,581)	(45,580)	(44,359)

Income (loss) before income tax expense (benefit)	267,027	312,770	(11,027)

Income tax expense (benefit):
Current	95,723	101,130	5,131
Deferred	2,621	20,824	(8,750)

	98,344	121,954	(3,619)

Net income (loss)	168,683	190,816	(7,408)
Less net income attributable to non-controlling interest	—	—	711

Net income (loss) attributable to United Refining Company’s Stockholder	$168,683	$190,816	$(8,119)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended August 31,
	2013	2012	2011
Net income (loss) attributable to United Refining Company’s Stockholder	$168,683	$190,816	$(8,119)
Other comprehensive income (loss), net of taxes:
Unrecognized post-retirement income (costs), net of taxes of $8,003, $(3,745) and $241 for the years ended August 31, 2013, 2012 and 2011, respectively	12,447	(5,389)	346

Other comprehensive income (loss)	12,447	(5,389)	346

Total comprehensive income (loss)	$181,130	$185,427	$(7,773)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non Controlling Interest	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance at August 31, 2010	100	$—	—	$—	$22,500	$18,231	$(14,494)	$—	$26,237
Other comprehensive income	—	—	—	—	—	—	346	—	346
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	2,289	—	—	—	2,289
Net loss (income)	—	—	—	—	—	(8,119)	—	711	(7,408)
Issuance of common stock	—	—	—	—	—	—	—	15,000	15,000
Dissolution of non-controlling interest	—	—	—	—	—	—	—	(15,711)	(15,711)

Balance at August 31, 2011	100	—	—	—	24,789	10,112	(14,148)	—	20,753
Other comprehensive loss	—	—	—	—	—	—	(5,389)	—	(5,389)
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	36	—	—	—	36
Net income	—	—	—	—	—	190,816	—	—	190,816
Dividends	—	—	—	—	—	(64,940)	—	—	(64,940)

Balance at August 31, 2012	100	—	—	—	24,825	135,988	(19,537)	—	141,276
Other comprehensive income	—	—	—	—	—	—	12,447	—	12,447
Issuance of preferred stock	—	—	14,116	14,116	127,048	—	—	—	141,164
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	1,996	—	—	—	1,996
Capital contribution related to purchase of assets	—	—	—	—	5,975	—	—	—	5,975
Net income	—	—	—	—	—	168,683	—	—	168,683
Dividends	—	—	—	—	—	(114,338)	—	—	(114,338)

Balance at August 31, 2013	100	$—	14,116	$14,116	$159,844	$190,333	$(7,090)	$—	$357,203

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$168,683	$190,816	$(7,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and asset impairments	29,279	49,354	23,939
Unrealized (gain) loss on derivative contracts	—	(43,826)	51,414
Non cash portion of loss on early extinguishment of debt	5,313	—	330
Deferred income taxes	2,621	20,824	(8,750)
Loss (gain) on asset dispositions	1,119	(1,496)	1,484
Cash (used in) provided by working capital items	(40,311)	22,654	30,214
Net income attributable to non-controlling interest dissolved during the year	—	—	(711)
Change in operating assets and liabilities:
Other assets, net	538	(3,174)	(5)
Deferred retirement benefits	(2,871)	(3,268)	(3,903)

Total adjustments	(4,312)	41,068	94,012

Net cash provided by operating activities	164,371	231,884	86,604

Cash flows from investing activities:
Additions to property, plant and equipment	(41,597)	(19,845)	(27,874)
Additions to deferred turnaround costs	(1,241)	(3,725)	(18,910)
Proceeds from asset dispositions	81	2,639	729

Net cash used in investing activities	(42,757)	(20,931)	(46,055)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	1,996	36	2,289
Proceeds from issuance of common stock of non-controlling interest	—	—	15,000
Proceeds from sale of preferred stock	141,164	—	—
Dividends to stockholder	(114,338)	(64,940)	—
Dissolution of non-controlling interest	—	—	(15,000)
Proceeds from issuance of long-term debt	—	—	352,021
Principal reductions of long-term debt	(129,439)	(1,169)	(325,076)
Net payments on revolving credit facility	—	(24,000)	(59,000)
Deferred financing costs	—	—	(11,293)

Net cash used in financing activities	(100,617)	(90,073)	(41,059)

Net increase (decrease) in cash and cash equivalents	20,997	120,880	(510)
Cash and cash equivalents, beginning of year	137,540	16,660	17,170

Cash and cash equivalents, end of year	$158,537	$137,540	$16,660

Cash provided by (used in) working capital items:
Accounts receivable, net	$(4,597)	$(9,173)	$(47,234)
Refundable income taxes	(20,890)	—	36,390
Inventories	25,254	15,660	34,958
Prepaid expenses and other assets	(22,280)	20,574	(12,446)
Amounts due from affiliated companies, net	523	3,015	(132)
Accounts payable	11,967	(37,743)	14,326
Derivative liability	(9,098)	(2,796)	4,306
Accrued liabilities	1,799	1,558	(211)
Income taxes payable	(20,344)	26,304	2,075
Sales, use and fuel taxes payable	(2,645)	5,255	(1,818)

Total Change	$(40,311)	$22,654	$30,214

Cash paid during the period for:
Interest	$38,806	$39,293	$41,205
Income taxes	$135,412	$75,033	$1,621

Non-cash investing and financing activities:
Property additions and capital leases	$15,037	$2,224	$762

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, United Biofuels, Inc., Kiantone Pipeline Corporation (collectively, the “Company”) and United Refining Asphalt, Inc. (“URA”), a variable interest entity that was created in January 2011 for which the Company was the primary beneficiary. The Company ceased to be the primary beneficiary of URA as of August 31, 2011 and URA was deconsolidated as of that date and URA was dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.

A variable interest entity (“VIE”) is defined as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE is required to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary of the VIE is the company that controls the VIE’s activities and is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc. (“URI”), a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Derivative Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, historically crude oil option contracts (puts) and crackspread option contracts have been used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Statement of Operations. The Company includes the carrying amounts of the contracts in derivative liability in its Consolidated Balance Sheet.

At August 31, 2013, the Company had no derivative instruments outstanding as part of its risk management strategy.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and balance sheet classification of our derivative instruments as of August 31, 2013 and 2012 are as follows:

	August 31, 2013
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil crackspread swaps	0 barrels	Not applicable	$0

Total derivative instruments	0 barrels		$0

	August 31, 2012
	Notional Balance	Maturity Date	Derivative Liability
	(in thousands)
Not designated as hedges under ASC 815
Heating oil crackspread swaps	780 barrels	Monthly September 2011 through December 2012	$9,098

Total derivative instruments	780 barrels		$9,098

For the fiscal years ended August 31, 2013, 2012 and 2011 the Company recognized $2,319,000, $(28,848,000) and $58,733,000 of losses (gains) in costs and expenses in its Consolidated Statements of Operations.

Inventories and Exchanges

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. Routine current maintenance, repairs and replacement costs are charged against income. Expenditures which materially increase values expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

Estimated Useful Lives (Years)
Refining	20-30
Marketing	15-30
Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with ASC 360-10-30-8. Lease expense for operating leases is recognized on

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2013 and 2012, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $8,476,000 and $14,316,000, net of accumulated amortization of $32,202,000 and $26,695,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2013, 2012 and 2011 amounted to $7,082,000, $7,198,000 and $4,350,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectability is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $225,125,000, $225,605,000 and $224,551,000 for the years ended August 31, 2013, 2012 and 2011, respectively.

Cost Classifications

Our Cost of goods sold (which excludes depreciation and amortization on property, plant and equipment and (gains) or losses on derivative contracts) includes Refining Cost of Products Sold and related Refining Operating expenses.

Refining Cost of Products Sold includes cost of crude oil, other feedstocks, blendstocks, the cost of purchased finished products, amortization of turnaround costs, transportation costs and distribution costs. Retail cost of products sold includes cost for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs and labor.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s results of operations are included in the consolidated Federal Income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. The Company is open to examination for tax years 2002 through 2012, due to the carryback of net operating losses, and there was a federal tax audit for the tax years 2007 through 2010 which has been settled. There are currently state tax audits in process and there are unsettled income tax assessments outstanding in the amount of $45,000. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

Post-Retirement Healthcare and Pension Benefits

The Company provides post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. The benefits provided are hospitalization and medical coverage for the employee and spouse until age 65. Benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits. Benefits payable under this program are secondary to any benefits provided by Medicare or any other governmental programs.

In June 2010, the Company announced changes to the healthcare and pension plans provided to salaried employees. Effective September 1, 2010, postretirement medical benefits for new hires and active salaried employees retiring after September 1, 2010 were eliminated. Additionally, effective January 1, 2011, deductibles and co-payments were added to the medical benefits plan for all active and retired employees. For salaried employees meeting certain age and service requirements, the Company contributes a defined dollar amount towards the cost of retiree healthcare based upon the employee’s length of service. Similarly, effective August 31, 2010, benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide an enhanced contribution under its defined contribution 401(k) plan as well as a transition contribution for older employees. The changes made for the salary group described above were also incorporated into the collective bargaining agreement reached with the International Union of Operating Engineers, Local No.95 effective February 1, 2012.

The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. The Company also recorded additional allowances based on historical collection experience and its assessment of the general financial conditions affecting the customer base. Senior management reviews accounts receivable on a weekly basis to determine if any receivables will potentially be uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

The Company purchased approximately 9% and 10% of its cost of goods sold from one vendor during the fiscal years ended August 31, 2013 and 2012, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had approximately $0 and $1,004,000 in accounts payable for the years ended August 31, 2013 and 2012 to this respective vendor.

Environmental Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is recorded in accrued liabilities.

Goodwill and Other Non-Amortizable Assets

In accordance with ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with ASC 350. Other definite lived intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the goodwill and tradename exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post-retirement costs, which is net of taxes in accordance with ASC 715. The accumulated other comprehensive loss balance is made up entirely of unrecognized post-retirement costs.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2013 and 2012, accounts receivable were net of allowance for doubtful accounts of $1,800,000 and $1,800,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2013	2012
	(in thousands)
Crude Oil	$21,344	$40,419
Petroleum Products	60,094	66,296

Total @ LIFO	81,438	106,715

Merchandise	24,002	23,707
Supplies	25,526	25,798

Total @ FIFO	49,528	49,505

Total Inventory	$130,966	$156,220

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2013 and 2012, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $108,984,000 and $77,727,000, respectively. For the fiscal years ended August 31, 2013 and 2012, the Company recorded a charge to cost of sales from a LIFO layer liquidation of $6,507,000 and $4,325,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2013	2012
	(in thousands)
Refinery equipment	$343,918	$316,489
Marketing (i.e. retail outlets)	121,570	111,914
Transportation	9,883	9,665
Construction-in-progress	30,293	15,935

	505,664	454,003
Less: Accumulated depreciation	216,532	200,616

	$289,132	$253,387

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. The Company paid $9,800,000 for such biodiesel facility. Due to having a common owner, the Company recorded the facility based on the carrying value of its parent or $20,735,000. The difference between the carrying value and the amount paid by the Company has been recorded as a capital contribution net of the tax effect of $4,960,000. Commissioning the modified biodiesel plant is expected at the end of calendar 2014. The remaining cost of the project is expected to be about $19,000,000.

During the fiscal year ended August 31, 2012, the Company re-evaluated its efforts to construct a Coker Facility and determined that it was necessary to suspend the project indefinitely. As a result, it recorded a charge of $20,122,000 which is included in depreciation, amortization and asset impairments associated with the design of the facility. Management believes that the remainder of the material costs amounting to $6,964,000 will be utilized for other projects within the refinery and the Company will begin depreciating the assets over the estimated remaining life of approximately 20 years. The Company also placed into service $2,700,000 of coker related assets associated with a different project.

5.	Goodwill and Intangible Assets

As of August 31, 2013 and 2012, the Company’s trade name, goodwill and amortizable intangible assets, , included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2013		August 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Deed restrictions	13 yrs.	$800	$373	$800	$341
Leasehold covenants	10 yrs.	1,490	860	1,490	785

		$2,290	$1,233	$2,290	$1,126

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the fiscal years ended August 31, 2013, 2012 and 2011 amounted to $107,000, $106,000 and $106,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2018 is estimated to be $106,000 in each year.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2013	2012
	(in thousands)
Interest	$106	$114
Payrolls and benefits	17,012	15,241
Other	1,597	1,561

	$18,715	$16,916

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2013 and 2012, capitalized lease obligations, included in long-term debt, amounted to $3,124,000 and $822,000, respectively, inclusive of current portion of $102,000 and $64,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2013 and 2012 amounted to $2,805,000 and $541,000, net of accumulated amortization of $684,000 and $538,000, respectively. Lease amortization amounting to $145,000, $89,000 and $139,000 for the years ended August 31, 2013, 2012 and 2011, respectively is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2013 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2014	$534	$12,653
2015	526	10,981
2016	513	10,110
2017	513	8,542
2018	513	6,375
Thereafter	5,733	21,715

Total minimum lease payments	8,332	70,376
Less: Minimum sublease rents	—	135

Net minimum lease payments	8,332	$70,241

Less: Amount representing interest	5,208

Present value of net minimum lease payments	$3,124

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net rent expense for operating leases amounted to $13,135,000, $12,502,000 and $12,137,000 for the years ended August 31, 2013, 2012 and 2011, respectively.

8.	Credit Facility

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000 and interest will now be calculated as follows: for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of .75% to 1.75% and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility.

The Amended and Restated Revolving Credit Facility continues to be secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $317,207,000 as of August 31, 2013. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA.

As of August 31, 2013 and 2012, there were no Base-Rate borrowings nor Euro-Rate borrowings outstanding under the agreement. $6,533,000 of letters of credit were outstanding under the agreement as of August 31, 2013 and 2012, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2013 and 2012 was 0%. The weighted average interest rate for Euro-Rate borrowings for the years ended August 31, 2013 and 2012 was 0%. The Company pays a commitment fee of .25% per annum on the unused balance of the facility. All bank related charges are included in Other, net in its Consolidated Statements of Operations.

9.	Long-Term Debt

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. Funding for the redemption was provided by the Company’s sale of approximately $141,163,750 aggregate principal amount of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A to URI, its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view with the issuance of the Preferred Stock to URI.

The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,413,000, a write-off of deferred financing costs of $1,999,000 and a write-off of unamortized debt discount of $3,315,000.

On March 8, 2011, the Company sold $365,000,000 of Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which is being amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes due 2018 are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes due 2018 are secured on a first-priority basis by the Company’s assets comprising its refinery located in Warren, Pennsylvania and the capital stock of its pipeline subsidiary, subject to permitted liens. The Senior Secured Notes due 2018 will rank equally with all of the Company’s existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes due 2018.

Both the Indenture of the Senior Secured Notes and the facility (See Note 8 to “Consolidated Financial Statements”) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Secured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2013 the Company is in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2013	2012
	(in thousands)
Long-term debt:
10.50% Senior Secured Notes due February 28, 2018, net of unamortized discount of $6,151 and $10,198, respectively	$231,099	$354,802
Other long-term debt	7,607	5,194

	238,706	359,996
Less: Current installments of long-term debt	1,592	1,318

Total long-term debt, less current installments	$237,114	$358,678

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2014	$1,592
2015	1,180
2016	1,566
2017	478
2018	237,439
Thereafter	2,602

244,857
Unamortized discount	6,151

Total	$238,706

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2013	2012
	(in thousands)
Beginning balance	$10,880	$10,880
Current year additions	—	—

Total financing costs	10,880	10,880
Less:
Deferred financing costs associated with debt retirement	1,999	—
Accumulated amortization	4,078	2,409

	$4,803	$8,471

Amortization expense for the fiscal years ended August 31, 2013, 2012 and 2011 amounted to $1,669,000, $1,677,000 and $1,362,000, respectively.

10.	Employee Benefit Plans

The Company sponsors three defined benefit plans and seven defined contribution plans covering substantially all its full time employees. The benefits under the defined benefit plans are based on each employee’s years of service and compensation. Effective February 1, 2012 benefits under the Company’s defined benefit pension plan for hourly employees were frozen. Additionally, effective August 31, 2010 benefits under the Company’s defined benefit pension plan were frozen for all salaried employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company will provide enhanced contributions under its defined contribution 401(k) plan as well as a transition contribution for older employees. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash, separately managed accounts and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees that retired prior to September 1, 2010. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2013, 2012 and 2011:

	Pension Benefits			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
	(in thousands)
Service cost	$652	$993	$1,800	$940	$1,114	$1,507
Interest cost on benefit obligation	4,511	5,037	4,946	1,884	2,428	2,520
Expected return on plan assets	(5,160)	(4,717)	(4,521)	—	—	—
Curtailment effect	—	126	—	—	—	—
Amortization of transition obligation	—	2	2	—	—	—
Amortization and deferrals	1,210	599	1,468	123	(662)	(1,128)

Net periodic benefit cost	$1,213	$2,040	$3,695	$2,947	$2,880	$2,899

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted ASC 715-30-25 effective August 31, 2007. ASC 715-30-25 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income.

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ended August 31, 2013 and 2012 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Curtailment	$—	$(4,698)	$—	$—
Current year actuarial (gain) / loss	(11,796)	20,084	(7,322)	7,621
Amortization of actuarial gain / (loss)	(1,209)	(560)	(7,056)	(5,748)
Current year prior service (credit) / cost	—	—	—	(13,934)
Amortization of prior service credit / (cost)	(1)	(39)	6,933	6,410
Amortization of transition asset / (obligation)	—	(2)	—	—

Total recognized in other comprehensive (income) / loss	$(13,006)	$14,785	$(7,445)	$(5,651)

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$(11,793)	$16,825	$(4,498)	$(2,769)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2013 and 2012:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$116,359	$99,040	$52,126	$57,145
Service cost	652	993	940	1,114
Interest cost	4,511	5,037	1,884	2,428
Plan amendments	—	—	—	(13,934)
Curtailment	—	(4,572)	—	—
Medicare act subsidy effect	—	—	305	51
Actuarial (gains) / losses	(10,320)	19,609	(7,300)	7,635
Benefits paid	(4,061)	(3,748)	(2,255)	(2,313)

Projected benefit obligation @ end of year	107,141	116,359	45,700	52,126

Change in plan assets:
Fair values of plan assets @ beginning of year	72,408	66,166	—	—
Actual return on plan assets	6,636	4,242	—	—
Company contributions	5,241	5,748	1,950	2,262
Benefits paid	(4,061)	(3,748)	(2,255)	(2,313)
Medicare act subsidy effect	—	—	305	51

Fair values of plan assets @ end of year	80,224	72,408	—	—

Unfunded status	$26,917	$43,951	$45,700	$52,126

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
	(in thousands)
Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$3,259	$3,398
Noncurrent liability	26,917	43,951	42,441	48,728

Net amount recognized	$26,917	$43,951	$45,700	$52,126

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $107,117,000 and $116,308,000, while the aggregate asset value is $80,224,000 and $72,408,000 for the years ended August 31, 2013 and 2012, respectively.

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
	(in thousands)
Accumulated net actuarial loss	$(25,406)	$(38,411)	$(34,376)	$(48,752)
Accumulated prior service cost	—	(1)	47,117	54,050
Accumulated transition obligation	—	—	—	—

Net amount recognized, before tax effect	$(25,406)	$(38,412)	$12,741	$5,298

The preceding table presents two measures of benefit obligations for the pension plans. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO) also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. Each of the three pension plans, whose information is aggregated above, have asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules. The postretirement benefits are not funded.

Weighted average assumptions used to determine year end benefit obligations:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Discount rate	4.80% - 5.00%	3.75% - 4.00%	4.60%	3.65%
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.00%	7.25%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The fiscal year ended August 31, 2012 benefit costs for the hourly pension plan and the post-retirement benefit plan were re-measured at November 30, 2011. The discount rates used for the re-measurement were 5.40% and 5.05% for the pension plan and post-retirement benefit plan, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate assumptions at August 31, 2013 and 2012 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs:

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Discount rate	3.75% - 4.00%	5.00% - 5.45%	3.65%	5.20%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.25%	7.50%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2017

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.25% and 7.50% for 2013 and 2012, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2022 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$118	$(102)
Effect on post-retirement benefit obligation	2,208	(1,973)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2013	2012
	(in thousands)
Accrued pension benefits	$26,917	$43,951
Accrued other post-retirement benefits	45,700	52,126

	72,617	96,077
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(3,259)	(3,398)
Supplemental pension and other deferred compensation benefits	317	317

Deferred retirement benefits	$69,675	$92,996

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Plan Assets

Our Defined Benefit plans’ assets fall into any of three fair value classifications as defined in ASC 820-10. Level 1 assets are valued based on observable prices for identical assets in active markets such as national security exchanges. Level 2 assets are valued based on a) quoted prices of similar assets in active markets, b) quoted prices for similar assets in inactive markets, c) other than quoted prices that are observable for the asset, or d) values that are derived principally from or corroborated by observable market data by correlation or other means. There are no Level 3 assets held by the plans as defined by ASC 820-10. The fair value of our plan assets as of August 31, 2013 and 2012 is as follows:

Asset Category	August 31, 2013	Level 1	Level 2	Level 3
Cash Equivalents	$4,069,000	$4,069,000	$—	$—
Mutual Funds	24,646,000	24,646,000	—	—
Equities	39,699,000	39,699,000	—	—
Fixed Income	11,810,000	9,361,000	2,449,000	—

Total	$80,224,000	$77,775,000	$2,449,000	$—

Asset Category	August 31, 2012	Level 1	Level 2	Level 3
Cash Equivalents	$3,777,000	$3,777,000	$—	$—
Mutual Funds	16,454,000	16,454,000	—	—
Equities	37,755,000	37,712,000	43,000	—
Fixed Income	14,422,000	9,326,000	5,096,000	—

Total	$72,408,000	$67,269,000	$5,139,000	$—

The pension plans weighted-average target allocation for the year ended August 31, 2013 and strategic asset allocation matrix as of August 31, 2013 and 2012 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2013	2013	2012
Equity Securities	55 - 75%	61%	63%
Debt Securities	20 - 30%	25%	30%
Alternative Investments	0 - 12%	9%	2%
Cash/Cash Equivalents	0 - 10%	5%	5%

		100%	100%

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

In drafting a strategic asset allocation policy, the primary objective is to invest assets in a prudent manner to meet the obligations of the plans to the Company’s employees, their spouses and other beneficiaries, when the obligations come due. The stability and improvement of the plans’ funded status is based on the various reasons for which money is funded. Other factors that are considered include the characteristics of the plans’ liabilities and risk-taking preferences.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The asset classes used by the plan are the United States equity market, the international equity market, the United States fixed income or bond market and cash or cash equivalents. Plan assets are diversified to minimize the risk of large losses. Cash flow requirements are coordinated with the custodian trustees and the investment manager to minimize market timing effects. The asset allocation guidelines call for a maximum and minimum range for each broad asset class as noted above.

The target strategic asset allocation and ranges established under the asset allocation represents a long-term perspective. The Committee will rebalance assets to ensure that divergences outside of the permissible allocation ranges are minimal and brief as possible.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2014 are as follow:

Estimated 2014 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Prior service cost (credit) amortization	$—	$(6,933)
Net loss amortization	698	5,073

Total	$698	$(1,860)

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2014 (expected)	$5,888	$3,301	$(281)

Expected Benefit Payments for FYE 8/31
2014	$5,220	$3,540	$(281)
2015	5,456	3,951	(318)
2016	5,532	4,268	(358)
2017	5,873	4,558	(399)
2018	6,259	4,871	(446)
2019 - 2023	35,268	30,922	(3,009)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s postretirement benefit plan is affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $4,811,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $2,604,000, $1,839,000 and $1,565,000 for the years ended August 31, 2013, 2012 and 2011, respectively.

11.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2013	2012	2011
	(in thousands)
Federal:
Current	$78,569	$83,571	$2,568
Deferred	4,154	13,806	(5,475)

	82,723	97,377	(2,907)

State:
Current	17,154	17,559	2,563
Deferred	(1,533)	7,018	(3,275)

	15,621	24,577	(712)

	$98,344	$121,954	$(3,619)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2013	2012	2011
	(in thousands)
U. S. federal income taxes (benefits) at the statutory rate	$93,465	$109,486	$(3,871)
State income taxes (benefits), net of Federal benefit	10,113	16,012	(460)
Domestic production activity deduction	(5,391)	(3,500)	(105)
Permanent items	863	458	405
Employment credits	(722)	(616)	(714)
Other	16	114	(61)
Disallowance of prior period domestic production activity deduction	—	—	1,187

Income tax expense (benefit)	$98,344	$121,954	$(3,619)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2013	2012
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$5,681	$5,668
Accounts receivable allowance	(895)	(713)
Accrued liabilities	(4,560)	(3,191)
Unrealized loss on derivative instruments	—	(2,891)
Other	139	79

	365	(1,048)

Deferred income tax liabilities (assets):
Property, plant and equipment	58,694	53,148
Accrued liabilities	(27,386)	(37,420)
State net operating loss carryforwards	(8,605)	(11,118)
Valuation allowance	3,030	7,548
Other	3,460	2,864

	29,193	15,022

Net deferred income tax liability	$29,558	$13,974

The Company’s results of operations are included in the consolidated Federal tax return of the Parent, See Note 13 to “Consolidated Financial Statements”. The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carry forwards of $83,000,000 and $47,000,000, respectively, which will expire between fiscal year 2019 and 2028. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 20% of Pennsylvania taxable income prior to the net operating loss deduction. Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $3,030,000 and $7,548,000 at August 31, 2013 and 2012, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

12.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments. Derivative financial instruments are recorded at fair value using significant other observable inputs (Level 2).

The fair value of long-term debt (See Note 9 to “Consolidated Financial Statements”) was determined using the fair market value of the individual debt instruments. As of August 31, 2013, the carrying amount and estimated fair value of these debt instruments approximated $238,706,000 and $265,348,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables list the assets or liabilities measured and recorded at fair value within the fair value hierarchy as of August 31, 2013 and 2012.

	August 31, 2013	Level 1	Level 2	Level 3
(in thousands)
Liabilities
Commodity OTC Sweep Contracts	$—	$—	$—	$—

	August 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Liabilities
Commodity OTC Sweep Contracts	$9,098	$—	$9,098	$—

13.	Stockholder’s Equity

On July 26, 2013, the Board of Directors of the Company and the Company’s sole stockholder, URI, approved, and the Company filed with the Secretary of State of the Commonwealth of Pennsylvania, an Amended and Restated Articles of Incorporation of the Company (the “Amendment”). Pursuant to the Amendment, the capital stock of the Company was increased from 100 to 50,100, of which 50,000 were designated as preferred stock.

Out of the preferred stock, the Board of Directors created the 6% Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the Amendment included the designations of the rights and preferences of such series. Among other things, the Series A Preferred Stock, of which the Company is authorized to issue a maximum of 25,000, carry the following rights:

•

The Series A Preferred Stock rank: (i) senior to the Company’s common stock; (ii) senior to all other classes of equity securities other than preferred stock which by their terms do not rank senior to the Series A Preferred Stock; and (iii) on parity with any other series of the Company’s preferred stock that does not provide it ranks junior to the Series A Preferred Stock;

•	The Series A Preferred Stock shall receive dividends at a rate of 6.00% of the Stated Value, which is $10,000, per annum;

•	The Series A Preferred Stock shall have no voting rights unless otherwise required by law;

•

In the event dividends have not been paid in the aggregate amount payable for six or more Dividends Periods, holders of the Series A Preferred Stock shall be entitled to elect two directors to the Board of Directors, who shall remain directors until all accumulated and unpaid dividends on the Series A Preferred Stock have been paid in full or set aside for payment. Upon the payment or set aside of such dividends, the term of office of the directors appointed by the holders of the Series A Preferred Stock shall terminate and the size of the Board of Directors shall automatically decrease by two; and

•

The Series A Preferred Stock are perpetual and have no maturity date. However, the Company may, at its option, redeem shares of the Series A Preferred Stock, in whole or in part, on any Dividend Repayment Date on or after July 26, 2023 at a price of $10,000 per share plus accrued and unpaid dividends.

On July 26, 2013, the Company issued 14,116.375 shares of Series A $1,000 par value per share to United Refining, Inc., its parent. The proceeds from the issuance in the amount of $141,163,750 were used to redeem $127,750,000 of the Company’s Senior Secured Notes due 2018, which redemption occurred on August 30, 2013.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the Indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view of the issuance of the Series A Preferred Stock to URI.

14.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2013, 2012 and 2011, $5,319,000, $5,049,000 and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2013, 2012 and 2011, the Company billed the affiliate $1,289,000, $1,289,000 and $1,266,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2013 and 2012, the Company had a receivable (payable) to the affiliate of $32,000 and $(15,000), respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2013, 2012 and 2011, the Company billed the affiliate $2,219,000, $2,250,000 and $2,032,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2013, 2012 and 2011, net sales to the affiliate amounted to $207,104,000, $198,785,000 and $184,749,000, respectively. As of August 31, 2013 and 2012, the Company had a payable to the affiliate of $635,000 and $241,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2013, 2012 and 2011, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2013, 2012 and 2011 amounted to $1,996,000, $36,000 and $2,289,000, respectively and have been recorded as a capital contribution. As of August 31, 2013 and 2012, the Company had a receivable from the Parent of $169,000 and $344,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2013, 2012 and 2011, the Company incurred $420,000, $357,000 and $372,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 26, 2013, the Company issued and sold to URI, its sole stockholder and parent, 14,116.375 shares of the Series A Preferred Stock for an aggregate purchase price of $141,163,750 in accordance with the terms and provisions of a Subscription Agreement by and between the Company and URI. The Subscription Agreement contained customary representations and warranties concerning the acquisition of the Series A Preferred Stock by URI and restrictions on the transfer of the Series A Preferred Stock. See Note 13, Stockholders’ Equity, for a description of the terms of the Series A Preferred Stock.

During the year ended August 31, 2013, the Company made $152,000 of rent payments to a related entity for the lease of a convenience store.

15.	Environmental Matters and Other Contingencies

The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Clean Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

Due to the nature of the Company’s business, the Company is and will continue to be subject to various environmental claims, legal actions and actions by regulatory authorities. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial condition or operations of the Company.

The management of the Company believes that remediation and related environmental response costs incurred during the normal course of business, including contractual obligations as well as activities required under applicable law and regulation, will not have a material adverse effect on its consolidated financial condition or operations.

In addition to the foregoing proceedings, the Company and its subsidiaries are parties to various legal proceedings that arise in the ordinary course of their respective business operations. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable dispositions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company also closely monitors all climate change and Greenhouse Gas (“GHG”) legislation, better known as Cap and Trade as well as fuels mandates requiring the increased use of renewable resources in motor fuel. The Company believes, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. The ultimate cost of GHG reduction mandates and their effect on our business are, however, unknown until implementing regulations are available. Similarly, the costs of compliance with renewable fuels mandates in the future remains unknown until a final regulatory structure has been adopted.

16.	Segments of Business

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2013	2012	2011
	(in thousands)
Net Sales
Retail	$1,721,625	$1,726,047	$1,623,768
Wholesale	1,959,628	2,004,878	1,543,108

	$3,681,253	$3,730,925	$3,166,876

Intersegment Sales
Wholesale	$904,526	$901,472	$848,262

Operating Income
Retail	$7,520	$13,474	$689
Wholesale	321,088	344,876	32,643

	$328,608	$358,350	$33,332

Depreciation, Amortization and Asset Impairments
Retail	$6,153	$5,691	$5,340
Wholesale	20,724	40,126	16,757

	$26,877	$45,817	$22,097

Capital Expenditures (including non-cash portion)
Retail	$17,065	$8,433	$4,172
Wholesale	39,569	13,636	24,464

	$56,634	$22,069	$28,636

	August 31,
	2013	2012
Total Assets
Retail	$182,662	$169,935
Wholesale	613,633	558,395

	$796,295	$728,330

17.	Subsidiary Guarantors

All the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s 10.50% Senior Secured Notes due 2018. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries

Assets
Current:
Cash and cash equivalents	$141,386	$17,151	$—	$158,537
Accounts receivable, net	83,800	41,396	—	125,196
Refundable income taxes	21,944	(1,054)	—	20,890
Inventories, net	101,891	29,075	—	130,966
Prepaid expenses and other assets	37,860	4,233	—	42,093
Intercompany	133,159	6,545	(139,704)	—

Total current assets	520,040	97,346	(139,704)	477,682
Property, plant and equipment, net	179,326	109,806	—	289,132
Deferred financing costs, net	4,803	—	—	4,803
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,057	—	1,057
Deferred turnaround costs & other assets	9,055	2,717	—	11,772
Investment in subsidiaries	27,503	—	(27,503)	—

	$740,727	$222,775	$(167,207)	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$836	$756	$—	$1,592
Accounts payable	31,625	22,545	—	54,170
Accrued liabilities	12,399	6,316	—	18,715
Income taxes payable	8,242	345	—	8,587
Sales, use and fuel taxes payable	14,933	4,314	—	19,247
Deferred income taxes	1,734	(1,369)	—	365
Amounts due to affiliated companies, net	(169)	603	—	434
Intercompany	—	139,704	(139,704)	—

Total current liabilities	69,600	173,214	(139,704)	103,110
Long term debt: less current installments	232,180	4,934	—	237,114
Deferred income taxes	14,325	14,868	—	29,193
Deferred retirement benefits	67,419	2,256	—	69,675

Total liabilities	383,524	195,272	(139,704)	439,092

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116
Additional paid-in capital	159,844	16,626	(16,626)	159,844
Retained earnings	190,333	12,253	(12,253)	190,333
Accumulated other comprehensive loss	(7,090)	(1,394)	1,394	(7,090)

Total stockholder’s equity	357,203	27,503	(27,503)	357,203

	$740,727	$222,775	$(167,207)	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$122,219	$15,321	$—	$137,540
Accounts receivable, net	79,870	40,729	—	120,599
Inventories, net	127,469	28,751	—	156,220
Prepaid expenses and other assets	16,311	3,502	—	19,813
Deferred income taxes	(114)	1,162	—	1,048
Amounts due from affiliated companies	344	(255)	—	89
Intercompany	117,992	16,703	(134,695)	—

Total current assets	464,091	105,913	(134,695)	435,309
Property, plant and equipment, net	176,282	77,105	—	253,387
Deferred financing costs, net	8,471	—	—	8,471
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,164	—	1,164
Deferred turnaround costs & other assets	15,173	2,977	—	18,150
Investment in subsidiaries	17,018	—	(17,018)	—

	$681,035	$199,008	$(151,713)	$728,330

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$939	$379	$—	$1,318
Accounts payable	22,528	19,675	—	42,203
Derivative liability	9,098	—	—	9,098
Accrued liabilities	11,147	5,769	—	16,916
Income taxes payable	25,866	3,065	—	28,931
Sales, use and fuel taxes payable	17,622	4,270	—	21,892
Intercompany	—	134,695	(134,695)	—

Total current liabilities	87,200	167,853	(134,695)	120,358
Long term debt: less current installments	356,448	2,230	—	358,678
Deferred income taxes	5,753	9,269	—	15,022
Deferred retirement benefits	90,358	2,638	—	92,996

Total liabilities	539,759	181,990	(134,695)	587,054

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Additional paid-in capital	24,825	10,651	(10,651)	24,825
Retained earnings	135,988	8,123	(8,123)	135,988
Accumulated other comprehensive loss	(19,537)	(1,774)	1,774	(19,537)

Total stockholder’s equity	141,276	17,018	(17,018)	141,276

	$681,035	$199,008	$(151,713)	$728,330

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,864,154	$1,726,422	$(909,323)	$3,681,253

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,495,478	1,573,420	(909,323)	3,159,575
Losses on derivative contracts	2,319	—	—	2,319
Selling, general and administrative expenses	24,562	139,312	—	163,874
Depreciation and amortization expense	19,883	6,994	—	26,877

	2,542,242	1,719,726	(909,323)	3,352,645

Operating income	321,912	6,696	—	328,608

Other expense:
Interest expense, net	(38,292)	(743)	—	(39,035)
Other, net	(3,743)	(76)	—	(3,819)
Loss on early extinguishment of debt	(18,727)	—	—	(18,727)
Equity in net loss of subsidiaries	4,130	—	(4,130)	—

	(56,632)	(819)	(4,130)	(61,581)

Income before income tax expense	265,280	5,877	(4,130)	267,027

Income tax expense
Current	94,154	1,569	—	95,723
Deferred	2,443	178	—	2,621

	96,597	1,747	—	98,344

Net income	$168,683	$4,130	$(4,130)	$168,683

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,906,350	$1,730,984	$(906,409)	$3,730,925

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization, and gains on derivative contracts)	2,526,351	1,578,083	(906,409)	3,198,025
Gains on derivative contracts	(28,848)	—	—	(28,848)
Selling, general and administrative expenses	24,723	132,858	—	157,581
Depreciation, amortization and asset impairments	39,422	6,395	—	45,817

	2,561,648	1,717,336	(906,409)	3,372,575

Operating income	344,702	13,648	—	358,350

Other income (expense):
Interest expense, net	(40,384)	(485)	—	(40,869)
Other, net	(5,643)	932	—	(4,711)
Equity in net income of subsidiaries	8,477	—	(8,477)	—

	(37,550)	447	(8,477)	(45,580)

Income before income tax expense benefit	307,152	14,095	(8,477)	312,770

Income tax expense
Current	97,355	3,775	—	101,130
Deferred	18,981	1,843	—	20,824

	116,336	5,618	—	121,954

Net income	$190,816	$8,477	$(8,477)	$190,816

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc.	Eliminations	United Refining Company Consolidated

Net sales	$2,407,819	$1,627,733	$(852,227)	$3,183,325	$45,034	$(61,483)	$3,166,876

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,285,146	1,488,595	(852,227)	2,921,514	43,227	(61,483)	2,903,258
Losses on derivative contracts	58,733	—	—	58,733	—	—	58,733
Selling, general and administrative expenses	16,555	132,895	—	149,450	6	—	149,456
Depreciation and amortization expenses	15,663	6,019	—	21,682	415	—	22,097

	2,376,097	1,627,509	(852,227)	3,151,379	43,648	(61,483)	3,133,544

Operating income	31,722	224	—	31,946	1,386	—	33,332

Other income (expense):
Interest expense, net	(39,467)	(889)	—	(40,356)	(194)	—	(40,550)
Other, net	(3,514)	950	—	(2,564)	—	—	(2,564)
Loss on early extinguishment of debt	(1,245)	—	—	(1,245)	—	—	(1,245)
Equity in net loss of subsidiaries	(214)	—	214	—	—	—	—

	(44,440)	61	214	(44,165)	(194)	—	(44,359)

(Loss) income before income tax (benefit) expense	(12,718)	285	214	(12,219)	1,192	—	(11,027)

Income tax (benefit) expense
Current	4,504	146	—	4,650	481	—	5,131
Deferred	(9,103)	353	—	(8,750)	—	—	(8,750)

	(4,599)	499	—	(4,100)	481	—	(3,619)

Net (loss) income	(8,119)	(214)	214	(8,119)	711	—	(7,408)
Less net income attributable to non-controlling interest	—	—	—	—	—	711	711

Net (loss) income attributable to United Refining Company’s Stockholder	$(8,119)	$(214)	$214	$(8,119)	$711	$(711)	$(8,119)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$136,168	$28,203	$—	$164,371

Cash flows from investing activities:
Additions to property, plant and equipment	(15,921)	(25,676)	—	(41,597)
Additions to deferred turnaround costs	(1,170)	(71)	—	(1,241)
Proceeds from asset dispositions	70	11	—	81

Net cash used in investing activities	(17,021)	(25,736)	—	(42,757)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	1,996	—	—	1,996
Proceeds from sale of preferred stock	141,164	—	—	141,164
Dividends to stockholder	(114,338)	—	—	(114,338)
Principal reductions of long-term debt	(128,802)	(637)	—	(129,439)

Net cash used in financing activities	(99,980)	(637)	—	(100,617)

Net increase in cash and cash equivalents	19,167	1,830	—	20,997
Cash and cash equivalents, beginning of year	122,219	15,321	—	137,540

Cash and cash equivalents, end of period	$141,386	$17,151	$—	$158,537

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2012
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$218,688	$13,156	$—	$231,844

Cash flows from investing activities:
Additions to property, plant and equipment	(11,324)	(8,521)	—	(19,845)
Additions to deferred turnaround costs and other assets	(1,385)	(2,340)	—	(3,725)
Proceeds from asset dispositions	40	2,599	—	2,639

Net cash used in investing activities	(12,669)	(8,262)	—	(20,931)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	36	—	—	36
Dividends to stockholder	(64,940)	—	—	(64,940)
Principal reductions of long-term debt	(823)	(346)	—	(1,169)
Net reductions on revolving credit facility	(24,000)	—	—	(24,000)

Net cash used in financing activities	(89,727)	(346)	—	(90,073)

Net increase in cash and cash equivalents	116,292	4,588	—	120,880
Cash and cash equivalents, beginning of year	5,927	10,733	—	16,660

Cash and cash equivalents, end of period	$122,219	$15,321	$—	$137,540

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2011
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Asphalt, Inc	Eliminations	United Refining Company Consolidated
Net cash provided by operating activities	$80,165	$6,024	$—	$86,189	$415	$—	$86,604

Cash flows from investing activities:
Additions to property, plant and equipment	(23,245)	(4,629)	—	(27,874)	—	—	(27,874)
Additions to deferred turnaround costs and other assets	(18,673)	(237)	—	(18,910)	—	—	(18,910)
Proceeds from asset dispositions	57	672	—	729	—	—	729

Net cash used in investing activities	(41,861)	(4,194)	—	(46,055)	—	—	(46,055)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	2,289	—	—	2,289	—	—	2,289
Net reductions on revolving credit facilities	(59,000)	—	—	(59,000)	—	—	(59,000)
Proceeds from issuance of common stock of non-controlling interest	—	—	—	—	15,000	—	15,000
Dissolution of non-controlling interest	—	—	—	—	(15,000)	—	(15,000)
Proceeds from issuance of long term debt	352,021	—	—	352,021	—	—	352,021
Principal reductions of long-term debt	(324,574)	(502)	—	(325,076)	—	—	(325,076)
Deferred financing costs	(10,878)	—	—	(10,878)	(415)	—	(11,293)

Net cash used in financing activities	(40,142)	(502)	—	(40,644)	(415)	—	(41,059)

Net (decrease) increase in cash and cash equivalents	(1,838)	1,328	—	(510)	—	—	(510)
Cash and cash equivalents, beginning of year	7,765	9,405	—	17,170	—	—	17,170

Cash and cash equivalents, end of period	$5,927	$10,733	$—	$16,660	$—	$—	$16,660

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Financial Data (unaudited)

	Net Sales	Operating Profit	Net Income (Loss)
	(in thousands)
2013
First Quarter	$957,062	$107,823	$59,647
Second Quarter	870,109	114,823	63,562
Third Quarter	883,520	83,688	44,559
Fourth Quarter	970,562	22,274	915
2012
First Quarter	$944,031	$115,950	$62,046
Second Quarter	848,844	10,561	(237)
Third Quarter	935,798	126,913	68,101
Fourth Quarter	1,002,252	104,926	60,906

Operating profit for the fourth quarter of 2012 is net of a $20,221,000 charge resulting from the write-off of certain design costs associated with the Company’s Coker Facility. See Note 4.

19.	Legal Proceedings.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived an operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company’s board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 and concluded that it is effective.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information as of November 26, 2013 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	65	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	61	President, Chief Operating Officer, Director
Ashton L. Ditka	72	Senior Vice President—Marketing
Michael E. Toole	58	Vice President—Refining
Frederick J. Martin, Jr.	59	Vice President—Supply and Transportation
James E. Murphy	68	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	54	Vice President, General Counsel and Secretary
Martin R. Bring	70	Director
Jacob Feinstein	70	Director
Kishore Lall	66	Director
Douglas Lemmonds	64	Director
Andrew Maloney	82	Director
Dennis Mehiel	71	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York). Mr. Catsimatidis’s broad experience as a senior executive and owner of other operating businesses, his experience as a successful investor in real estate, and his twenty five year tenure as Chief Executive Officer of the Company lead us to conclude that he will make significant contributions as a director.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 39 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents. Mr. Turfitt’s experience and training as a certified public accountant, his prior experience in other aspects of the petroleum business and his over thirty years of financial and operational experience with the Company lead us to conclude that he will make significant contributions as a director.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 48 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Michael E. Toole has been with United Refining Company for 29 years with over 35 years of experience in the petroleum refining industry. Prior to his employment with United in 1984, Mike worked for UOP LLC for over 6 years. From November of 1984 to August 1991 he held the position of Process Engineer. In September of 1991 he was promoted to Refining Engineer until May 1994 when he became Senior Refining Engineer. In January 2013, he was promoted to Vice President-Refining. He obtained his Bachelor of Science in Chemical Engineering from Cornell University.

Frederick J. Martin, Jr. has been Vice President-Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997 and in January 2009 also became Treasurer. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us. Mr. Murphy is a CPA and prior to joining us he had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. Mr. Bring’s 46 years of experience as a corporate attorney and 27 years of involvement as a legal advisor to the Company lead us to conclude that he will make significant contributions as a director.

Jacob Feinstein has served as a Director since 2006. Since 1999, he has been employed as a Consultant to the electric power industry in disciplines such as management, transmission, generation interconnection and power system operation and control. From 1998 to 1999, he was employed by Cogen Technologies, Inc. as a Vice President. From 1991 to 1998, he was employed by Consolidated Edison Company of New York, Inc. as a Vice President. Mr. Feinsten’s management expertise and long involvement in the energy industry lead us to conclude that he will make significant contributions as a director.

Kishore Lall has served as a Director since 1997. He is currently Managing Director & Global Head/ Diamonds & Jewelry with Standard Chartered Bank, London. He was Global Head, Business Development, International Diamond and Jewelry Group of ABN AMRO Bank in New York from September 2005 to September 2008. He served as Chief Financial Officer of Gristede’s Foods, Inc. an affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From October 1997 to May 2002 he held the position of Executive Assistant to the Chairman of the board, Red Apple Group, Inc. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch). Mr. Lall’s experience in commercial and investment banking lead us to conclude that he will make significant contributions as a director.

Douglas Lemmonds has served as a Director since 1997. He is currently the owner of TMI Executive Services Mid-Atlantic LLC. Previously he served as Vice President and International Business Manager of Mercuri Urval, a Swedish based global management consultancy and as Executive Vice President at SunTrust Bank. From May 1996 to 2002 he served as Managing Director and Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group and President of Deutsche Bank Trust Company. Private Banking-Americas operated across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America. Mr. Lemmond’s experience in senior management positions with various banking institutions as well as his consulting experience lead us to conclude that he will continue to make significant contributions as a director.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002, Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York. Mr. Maloney’s training and experience as an attorney in private practice and his experience with both government and law enforcement as a United States Attorney lead us to conclude that he will make significant contributions as a director.

Dennis Mehiel has served as a Director since July 2012. Mr. Mehiel previously served as a director from 2004 to 2011 and from 1997 to 2002. He has been the Chairman and Chief Executive Officer of U.S. Corrugated, Inc since 2006. Mr. Mehiel is the former Chairman and Chief Executive Officer of Sweetheart Cup Company, the nation’s largest manufacturer of institutional food service disposables, until it merged with its competitor Solo Cup Company in 2004.

Board Independence

Although the Company’s securities are not listed on any national securities exchange and we are therefore not required to have a majority of independent directors, we apply the NYSE MKT standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. The NYSE MKT defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Messrs. Feinstein, Lall, Lemmonds, Maloney and Mehiel are independent directors as defined under the NYSE MKT Rule 803.

Audit Committee

The Company does not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Nominating Committee

The Company does not have a nominating committee at this time and believe this is appropriate for our Company as we have one indirect stockholder, our Chairman and Chief Executive Officer, John A. Catsimatidis. The Board of Directors, as a whole, participates in the consideration of director nominees. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by security holders and the Board believes this is appropriate as the Company has one indirect stockholder. There are no specific minimum qualifications that the Board believes must be met by a board nominee.

Code Of Ethics

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which is filed as Exhibit 14.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. A copy of the Code of Ethics is available for review on the Company’s website at www.urc.com. In the event we determine to amend or waive certain provisions of this code of ethics, we will disclose such amendments or waivers on our website at http://www.urc.com under the heading “Code of Ethics”. Any person may request, and the Company will provide without charge, a copy of such code of ethics by writing to John R. Wagner, General Counsel, 15 Bradley Street, Warren, Pennsylvania 16365.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2013.

Compensation Objectives and Components

The objective of the Company’s compensation program is to motivate, retain and attract management, linking incentives to financial and personal performance and enhanced shareholder value. The compensation program for the named executive officers consists of the following components:

•	Salary;

•	Annual performance-based cash awards; and

•	Other fringe benefits and perquisites.

There is no Compensation Committee of the Board of Directors; however, the CEO and COO review and approve any proposed changes in salary, as well as discretionary bonuses for the other named executive officers.

Salary

Salaries for the named executive officers have been established by the CEO and COO. There is no policy to provide any scheduled increase to these individuals and increases may be awarded at the discretion of the CEO. There is no deferred compensation program for the named individuals or any other executives of the Company. The salaries of the CEO and COO are set by the CEO after reviewing comparable salaries for similar positions within the industry.

Annual Cash Bonus Awards

While there is no formal bonus program for the named executives, bonuses have been paid to them on an annual basis. The amount of the bonus is determined by the CEO and may vary based on the performance of the Company.

Other Fringe Benefits and Perquisites

The Company provides several fringe benefit plans including the United Refining Company Pension Plan for Salaried Employees (the “Pension Plan”) and the United Refining Company Employees’ 401(k) Plan (the “401(k) Plan”) to its named executive officers. Additionally, the Company provides other benefits, including medical and dental plans, life and accidental death insurance, short-term and long-term disability insurance, paid sick leave and vacation and paid holidays.

Potential Payments upon Termination or Change in Control

The Company does not have any change in control agreements with any of the named executive officers.

Estimated Benefits upon Termination Related to Other Than a Change in Control

The Company does not have a severance policy for benefits paid upon termination of employment.

Indemnification of Directors and Officers

The Company’s By-laws provide an open-ended indemnity of all officers and directors to the fullest extent permitted by law.

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2013.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Change in Pension Value ($)	Other Compensation ($) (1)	Total ($)
		Salary ($)	Bonus ($)
John A. Catsimatidis	2013	$650,000	$1,600,000	$—	$21,103	$2,271,103
Chairman of the Board &	2012	650,000	1,100,000	81,085	11,064	1,842,149
Chief Executive Officer	2011	650,000	—	—	17,414	667,414

James E. Murphy	2013	$157,500	$70,000	$—	$23,690	$251,190
Vice President &	2012	151,313	50,000	49,904	18,415	269,632
Chief Financial Officer	2011	125,500	6,275	—	15,291	147,066

Myron L. Turfitt	2013	$420,000	$1,200,000	$—	$36,667	$1,656,667
President &	2012	420,000	700,000	134,581	26,524	1,281,105
Chief Operating Officer	2011	420,000	—	20,782	31,022	471,804

Ashton L. Ditka	2013	$231,667	$100,000	$—	$30,790	$362,457
Senior Vice President	2012	225,479	40,000	52,579	26,573	344,631
Marketing	2011	193,833	9,692	—	20,261	223,786

Frederick J. Martin	2013	$162,550	$100,000	$—	$23,000	$285,550
Vice President	2012	155,888	60,000	198,416	22,551	436,855
Supply & Transportation	2011	127,104	6,355	17,550	15,425	166,434

(1)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2013 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Contribution To 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$17,650	$3,453	$21,103
James E. Murphy	$5,490	$15,502	$2,698	$23,690
Myron L. Turfitt	$7,642	$25,725	$3,300	$36,667
Ashton L. Ditka	$4,369	$22,919	$3,502	$30,790
Frederick J. Martin	$5,710	$15,986	$1,304	$23,000

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits (1)	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.50	$834,461	$—
James E. Murphy	United Refining Company Pension Plan for Salaried Employees	28.25	$601,207	$—
Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	32.17	$1,190,484	$—
Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	34.08	$896,160	$—
Frederick J. Martin	United Refining Company Pension Plan for Salaried Employees	30.42	$1,027,136	$—

(1)	The present value of accumulated benefits decreased for all executives during fiscal 2013 due to a combination of benefits being frozen, the discount rate change and executives’ change in age. These values for fiscal 2013 are $(74,282), $(48,788), $(117,012), $(65,167) and $(41,869) for Messrs.’ Catsimatidis, Murphy, Turfitt, Ditka and Martin, respectively.

The Pension Plan is a tax-qualified, non-contributory defined benefit plan established to provide pension benefits to employees of the Company, including the named executive officers, meeting Pension Plan eligibility criteria. The criteria states that employees are eligible to participate in, and will be enrolled in, the Pension Plan on the first day of the month coincident with or next following the later of the completion of one Year of Service and attainment of age twenty-one years. Years of service for benefits purposes are measured based on the number of years in which at least 1,000 hours are worked.

A participant’s normal retirement date is the first of the month coinciding with or following the attainment of age 65. Participants who are actively employed may also elect an unreduced option at age 59 1/2. In addition to a single life annuity, benefits can be paid as other actuarially equivalent annuities.

The United Refining Company’s Pension Plan for Salaried Employees was frozen effective August 31, 2010 and participants will no longer accrue a benefit under the Plan. The Plan has been replaced by a new 3% 401(k) contribution.

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which in the year benefits were frozen was $245,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

In connection with a transaction in 1984, a portion of the benefits from the plan are provided through an annuity contract with an insurance company. The benefits shown in the table are gross amounts before offsetting the insured benefit and thereby represent the total benefit earned with the Company.

Vested benefits are those amounts to which participants are entitled regardless of future services to the Company. A participant is credited with a year of service for vesting purposes for each Pension Plan year during which at least 1,000 hours of service are completed, commencing with year of hire. Each executive is currently vested in his accumulated benefit.

In addition to vested benefits, the Pension Plan provides certain death benefits. Upon death of a participant, the beneficiary is entitled to receive a portion of the vested interest of the participant’s accrued benefit in the form of a monthly annuity amount, subject to eligibility requirements stipulated in the Pension Plan.

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2013 include a 3.90% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2011 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Martin R. Bring (1)	$—	$—	$—
John A. Catsimatidis (2)	$—	$—	$—
Jacob Feinstein	$15,000	$—	$15,000
Douglas Lemmonds	$15,000	$—	$15,000
Kishore Lall	$15,000	$—	$15,000
Andrew Maloney	$15,000	$—	$15,000
Dennis Mehiel	$—	$—	$—
Myron L. Turfitt (3)	$—	$—	$—

Fees and expenses paid to Directors are recorded as expense in the period in which the meetings are held, and deducted for income tax purposes in the year incurred.

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2013.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 26, 2013 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (13 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2013, 2012 and 2011, $5,319,000, $5,049,000 and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2013, 2012 and 2011, the Company billed the affiliate $1,289,000, $1,289,000 and $1,266,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2013 and 2012, the Company had a receivable (payable) to the affiliate of $32,000 and $(15,000), respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2013, 2012 and 2011, the Company billed the affiliate $2,219,000, $2,250,000 and $2,032,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2013, 2012 and 2011, net sales to the affiliate amounted to $207,104,000, $198,785,000 and $184,749,000, respectively. As of August 31, 2013 and 2012, the Company had a payable to the affiliate of $635,000 and $241,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2013, 2012 and 2011, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2013, 2012 and 2011 amounted to $1,996,000, $36,000 and $2,289,000, respectively and have been recorded as a capital contribution. As of August 31, 2013 and 2012, the Company had a receivable from the Parent of $169,000 and $344,000, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2013, 2012 and 2011, the Company incurred $420,000, $357,000 and $372,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2013 and 2012:

	2013	2012
Audit Fees	$494,000	$479,000
Audit—Related Fees (1)	55,880
Tax Fees	—	—
All Other Fees	—	—

Total	$549,880	$479,000

(1)	Represents fees for professional services in connection with accounting consultations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
*3.1	Amended and Restated Certificate of Incorporation of United Refining Company (“URC”).
3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).
3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.
3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.
3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.
3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.
3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.
3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.
3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.
3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.
3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.
3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.
3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.
3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.
3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.
3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.
3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.
3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.
3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.
4.1	First Supplemental Indenture, dated March 8, 2011, by and among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon, as trustee relating to the 10 1/2% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.

Number	Description
4.2	Indenture dated as of March 8, 2011, among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, relating to the 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 4.2 to URC’s amended Current Report on Form 8-K filed on March 22, 2011.
4.3	Form of Note (included in Exhibit 4.2).
10.1	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.2	Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-173809).
10.3	Purchase Agreement dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 10.1 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011.
10.4	Registration Rights Agreement dated March 8, 2011, between URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, STPI, K-FI, VARC and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers named therein. Incorporated by reference to Exhibit 4.4 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.5	Security Agreement, dated March 8, 2011, between URC and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 4.3 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.6	Intercreditor Agreement dated as of March 8, 2011, by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC Bank, National Association, as Agent for itself and the Bank Lenders, URC, URCP, KPC, CFI and K-FI. Incorporated by reference to Exhibit 10.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.7	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 10.2 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.8	Amended and Restated Credit Agreement, dated June 18, 2013, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, Manufacturers and Traders Trust Company and Bank Leumi, USA. Incorporated by reference to Exhibit 10.8 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013.
14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.
21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Interactive XBRL Data

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 26, 2013 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 26, 2013

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$2,050	$1,347	$(1,597)	$1,800

Year ended August 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,015	$(1,015)	$1,800

Year ended August 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,680	$(1,680)	$1,800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

/s/ Martin R. Bring Martin R. Bring	Director	November 26, 2013

/s/ Jacob Feinstein Jacob Feinstein	Director	November 26, 2013

/s/ Kishore Lall Kishore Lall	Director	November 26, 2013

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 26, 2013

/s/ Andrew Maloney Andrew Maloney	Director	November 26, 2013

/s/ Dennis Mehiel Dennis Mehiel	Director	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILL CORPORATION
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 26, 2013	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board	November 26, 2013

/s/ Myron L. Turfitt Myron L. Turfitt	President and Chief Operating Officer	November 26, 2013

/s/ James E. Murphy James E. Murphy	Vice President - Finance	November 26, 2013

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2013.