Form 10-K
period 2015-08-31
VULCAN ASPHALT REFINING CORP; SUPER TEST PETROLEUM INC; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; UNITED REFINING CO; COUNTRY FAIR INC
filed 2015-11-23
CIK 1045546, 1045545, 1045543, 1045547, 1045541, 1040270, 1045539, 830253, 101462, 1171162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06198

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 23, 2015, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

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

Introduction

United Refining Company (“URC” and, together with its subsidiaries, the “Company,” “we,” “us” and “our”) is a Pennsylvania corporation that began business operations in 1902. We are the leading integrated refiner and marketer of petroleum products in western New York and northwestern Pennsylvania, which is located within the Petroleum Administration for Defense Districts I (“PADD I”). We own and operate a medium complexity 70,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we refine crude oil into a variety of finished products, including various grades of gasoline, ultra-low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren, Pennsylvania refinery, and we have steadily expanded our distribution network over the years.

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

For fiscal 2015, we had total net sales of $2.7 billion. Of total sales, petroleum based sales were approximately 51% gasoline, 20% distillate, 18% asphalt and the remaining 11% were from sales of merchandise and other revenue.

Our Operations

Refining Operations

Our refinery, located on a 107-acre site in Warren, Pennsylvania, has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 63,400 bpd during fiscal 2015. We believe our location in the product-short PADD I, in an area that is geographically distant from the majority of PADD I refining capacity, is a significant marketing advantage. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

A scheduled nine day reformer catalyst regeneration was performed in September 2014. Intermediate product inventory management during September 2014 resulted in crude throughput being reduced to 61,480 bpd for the month of September.

In April 2015, crude rates were temporarily reduced to 56,200 bpd to manage intermediate products due to a planned shutdown of the Fluid Catalytic Cracking (“FCC”) unit for minor modifications to the reactor cyclones.

Our Products

We produce three primary petroleum products: gasoline, middle distillates and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium, and also blend these to produce a mid-grade 89-octane. Middle distillates include kerosene, ultra-low sulfur diesel fuel and No. 2 heating oil. We optimize our bottom-of-the-barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Our refining configuration allows the processing of a wide variety of crude oil inputs and our ability to market asphalt on a year-round basis enables us to purchase selected heavier crude oils at higher differentials and lower costs.

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

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 512,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt.

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

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2012 with the addition of a second reactor also treats raw distillates to produce ultra-low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the FCC unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, light and heavy catalytic naphtha gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. FCC light and heavy catalytic naphtha are hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2008, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been predominantly of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Substantially all of our crude supply is sourced from Canada and the northern plain states through the Enbridge Pipeline system. We are however not dependent on this source alone. We could within 90 days shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. This change in crude supply could result in a different crude slate and alter product yields and product mix and could affect refinery profitability. Forty-seven percent of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 53% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2015, we had supply contracts with 12 major suppliers for an aggregate of 65,365 bpd of crude oil. We have contracts with four suppliers amounting to approximately 68% of daily crude oil supply. None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, which connects with the Enbridge Pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge Pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian and US domestic crude from both Western Canada and North Dakota (Bakken) are transported eastward through the Enbridge mainline system (ii) foreign crude oils unloaded at the Louisiana Offshore Oil Port can be transported north via the Capline and Chicap pipelines and into the Enbridge (Lakehead) mainline system at Mokena, near Chicago, IL (iii) US domestic crude grades can be transported north via the Capline System and/or the Enbridge Mid-Continent (Ozark/Woodpat) system to Patoka, Illinois where they can be moved via the Chicap Pipeline into the Enbridge (Lakehead) Mainline system at Mokena, near Chicago, Illinois. We also receive US domestic crude (Bakken) and western Canadian crudes via rail deliveries into Hamburg, NY where these volumes are trans-loaded and moved by truck to West Seneca, NY and into the Kiantone Pipeline.

The Kiantone Pipeline connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by operators using a recently upgraded Supervisory Control and Data Acquisition (“SCADA”) system. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 418,700 barrels. The refinery tank farm has three additional crude storage tanks with a total capacity of 483,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shut down for internal inspection and repair. The next turnaround cycle is planned for 2017.

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

In fiscal 2015, we sold on a wholesale basis approximately 43,700 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2015, our production of gasoline, distillate, and asphalt sold at wholesale was 34%, 84%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

We use a network of six terminals to store and distribute refined products. This network provides distillate and asphalt storage capacities of approximately 1,225,000 barrels as of August 31, 2015. During fiscal 2015, approximately 85% of our refined products were transported from the refinery via truck transports, with the remaining 15% transported by rail. All gasoline product is stored at the refinery. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of eight tank trucks that supply approximately 22% of our Kwik Fill® retail stations.

In fiscal 2015, our retail network sold approximately 66% of our gasoline production and approximately 16% of our distillate production. The remaining 34% of gasoline production and 84% of distillate production was sold to wholesale customers.

Long-term dealer/distributor contracts accounted for approximately 14% of our wholesale gasoline sales in fiscal 2015. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren. Our wholesale gasoline customer base includes 46 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names.

We distribute asphalt from the refinery by railcar or truck transport to end user contractors, in addition to re-supplying our asphalt terminals. We own or lease terminals in Springdale and Dravosburg, Pennsylvania; Tonawanda and Oswego, New York; and Cordova, Alabama.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2015, we have experienced an approximately 3.11 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. Crude oil scheduling and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we increase our asphalt storage capacity through the lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2015, we sold 7.1 million barrels of asphalt.

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

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges and purchasing third party barrels, we have access to product supplies at 17 sources located throughout our marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Retail Operations

As of August 31, 2015, 167 of our retail units were located in New York, 175 in Pennsylvania and 12 in Ohio. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. In fiscal year 2015, approximately 66% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, many retail units sell diesel fuel and all units sell convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2015, we operated 354 units, of which 190 units are owned, 104 units are leased, and the remaining stores are operated under a management agreement. 102 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins. We maintain a 58% / 42% split between sales at our rural and urban units, balancing the higher volumes and lower gross margins in urban areas. We believe that the Company’s operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

Retail Marketing and Distribution

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. 102 of our 354 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2015 were $276.8 million, with a gross profit of approximately $71.4 million. Gross margins on the sale of convenience merchandise averaged 25.8% for fiscal 2015 and have been relatively constant at 25.4% for the last three years.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2015, we purchased approximately 79.1% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

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

Starting January 1, 2013 the Company became an “obligated party” under the USEPA’s Renewable Fuel Standard (RFS) and is required to satisfy its Renewable Volume Obligation (“RVO”) on an annual basis. To meet the RVO, the Company’s fuels must either contain the approved renewable fuel components, or credits must be purchased to cover any shortfall. The Company has met it’s RVO for 2014 and expects to also satisfy the requirements for the calendar year 2015 without the purchase of credits, known as “RINs” (Renewable Identification Numbers). As the RFS program is currently structured, the RVO of all obligated parties will increase annually, while the ability to incorporate increasing volumes of renewable fuel components into fuel products remains limited. This phenomenon, better known as the “blend wall”, will be experienced throughout the industry and is expected to present challenges in future years. We will also continue to monitor proposals to amend the RFS to address the blend wall issue and evaluate its effect on future operations.

Effective July 1, 2012 the State of New York mandated that all heating oil sold in the state contain no more than 15 parts per million (ppm) sulfur. Pennsylvania has also lowered the sulfur content maximum starting July 1, 2016 from 5,000 ppm to 500 ppm. We are complying with the New York mandate and will comply with the Pennsylvania mandate starting next summer.

The USEPA has finalized the Tier 3 gasoline regulation which calls for a further reduction in the average yearly sulfur content below the existing Tier 2 sulfur standard. The regulations consist of reducing the refinery annual average maximum sulfur content from 30 ppm to 10 ppm. In the “Final Rule” there is a three year exemption for Small Volume Refineries, which would include the Company, giving us a 2020 effective date rather than 2017. A preliminary estimate to modify the refinery process to meet this new requirement is approximately $20 million.

Over the past four years we have maintained compliance with the benzene standard that is part of the Mobile Source Air Toxics Rule No. 2 (MSAT II). We expect to use previously purchased 2013 vintage benzene credits for the 2015 compliance year. Benzene credits are valid for five years.

We are also monitoring closely all climate change and Greenhouse Gas (“GHG”) legislation. We believe, however, that implementation of reasonable, incremental changes over time will not have a material adverse effect on the Company’s consolidated financial position or operations. GHG reduction mandates and their effect on our business are, however, unknown until all aspects of the programs are final and implementing regulations are available.

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

Petroleum refining is highly competitive. With respect to wholesale gasoline and distillate sales, we compete with P.E.S., P.B.F., Valero, Exxon-Mobil, and other refiners and marketers via the pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

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

Employees

As of August 31, 2015, we had approximately 4,089 employees; 1,905 full-time and 2,184 part-time employees. Approximately 3,526 persons were employed at our retail units, 355 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 248, 6, and 22 employees, respectively. The agreements expire on February 1, 2017, January 31, 2017 and July 31, 2018, respectively. We believe that our relationship with our employees is good.

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

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 38 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that the Company does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Enbridge Agreements

On July 31, 2014, URC and Kiantone Pipeline Corporation (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”), which aggregate $36 million for the calendar year 2014, which was paid August 14, 2014. Pursuant to the Letter Agreement the Carriers agreed to reconcile their actual expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement, the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs similarly to the reconciliation for calendar year 2014.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2 1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement (as defined and discussed below), the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

On November 12, 2015, pursuant to the Letter Agreement, the Company made a payment to the Carriers in the amount of $60,700,000 for Subsequent Year Pipe Replacement Costs, which amount reflects credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014. Kiantone, as the owner of the Kiantone Pipeline, has agreed to guaranty any and all payments due by the Company pursuant to the Letter Agreement.

Pursuant to the Letter Agreement, the Company and the Carriers agreed to negotiate the terms and conditions of a put and call option agreement for Line 10 (the “Put and Call Option Agreement” and, together with the Letter Agreement, the “Enbridge Agreement”). On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with the Carriers as called for in the Letter Agreement. The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Carriers own Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Put and Call Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date, concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee of on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (ii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement. The Company has assessed the accounting impact of the Put and Call Agreement and determined there is no impact until the time when it becomes probable that the Put or Call will be exercised.

Financing

On October 20, 2015 (the “Closing Date”), URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000 (the “New Revolving Credit Facility”). The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. Upon the repayment of the Term Loan, the Company is required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement will be used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”), (iii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash any and all of the outstanding $237.25 million aggregate principal amount outstanding of the Senior Secured Notes due 2018 and a solicitation of consents for proposed amendments to the related indenture (the “Consent Solicitation”). The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015 (the “Expiration Date”). Holders of Senior Secured Notes due 2018 that validly tendered prior to 5:00 p.m., New York City time, on October 19, 2015 (the “consent deadline”), would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, were fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2015.

ITEM 1A.	RISK FACTORS.

Risks Relating to the Business

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

We obtain substantially all of our crude oil supply through pipelines owned and operated by Enbridge Energy Partners (“Enbridge Pipeline”), and the Kiantone Pipeline, which we own and operate. Any prolonged disruption to the operations of our refinery, the Enbridge Pipeline or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, or our default under the Enbridge Agreement, would have a material adverse effect on our business, results of operations or financial condition. Further, our property and business interruption insurance may not compensate us adequately for any losses that occur.

In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us with respect to the Enbridge Pipeline system. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions (See Item 7, Recent Developments).

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

Our refinery and pipelines operations are subject to federal, state and local laws regulating, among other things, the generation, storage, handling, use, treatment and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics and composition of gasoline and diesel and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with the complex array of federal, state and local laws relating to the protection of the environment, health and safety is difficult and likely will require us to make significant expenditures. Moreover, our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment including at neighboring areas or third party storage, treatment or disposal facilities. Certain environmental laws impose joint and several liabilities without regard to fault or the legality of the original conduct in connection with the investigation and cleanup of such spills, discharges or releases. As such, we may be required to pay more than our fair share of such investigation or cleanup. We may not be able to operate in compliance with all applicable environmental, health and safety laws, regulations and permits at all times. Violations of applicable legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. We may also be required to make significant capital expenditures or incur increased operating costs or change operations to achieve compliance with applicable standards.

We cannot predict what additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, on June 1, 2012, the U.S. Environmental Protection Agency (“EPA”) issued final amendments to the New Source Performance Standards (“NSPS”) for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. We are evaluating the regulation and amended standards, as may be applicable to the flare, process heaters and operations at our refinery. We cannot currently predict the costs that we may have to incur, if any, to comply with the amended NSPS, but costs could be material. In addition, the EPA has announced new “Tier 3” motor vehicle emission and fuel standards. These regulations lower the maximum average sulfur content of gasoline from 30 parts per million to 10 parts per million. We may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.

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

In fiscal 2015, asphalt sales represented 18% of our total revenues. Over the same period, approximately 90% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins.

We have an indirect controlling stockholder.

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholder and to elect all of our directors.

Our pension plans are currently underfunded.

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2015, as measured under ASC 715 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $124.5 million and the value of the assets of the plans was approximately $88.6 million. In fiscal 2015, we contributed $4.4 million to the three plans, and we have made additional contributions to our pension plans of $.7 million in fiscal year 2016. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

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

The Credit Agreement contains certain covenants that may inhibit our ability to make certain investments, incur certain additional indebtedness and engage in certain other transactions, which could adversely affect our ability to pursue our business strategies.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, among other things, to:

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

A breach of the covenants under the Credit Agreement could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Credit Agreement, those creditors could proceed against the collateral granted to them to secure that indebtedness, including the refinery.

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

The Credit Agreement is secured by certain assets of the Company, including the Refinery, and a foreclosure on such liens could adversely affect our business.

The Credit Agreement is secured by substantially all of our assets, including a pledge of the stock of our subsidiary Kiantone Pipeline Corporation and a mortgage lien on and a security interest in the assets comprising the refinery. In case of a continuing event of default by the Company, the collateral agent may exercise all rights of a mortgagee and/or secured party under applicable law, including, without limitation, transferring to itself or a nominee title to such collateral, which could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We own a 107-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2015, we operated 190 retail units and two crude oil and six refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline. We also own a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York.

As of August 31, 2015, we also lease an aggregate of 163 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

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

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2015. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2015 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2015	2014	2013	2012	2011
	(in thousands)
Income Statement Data:
Net sales	$2,716,719	$3,439,218	$3,681,253	$3,730,925	$3,166,876
Refining operating expenses (1)	113,569	117,104	119,549	103,001	106,715
Selling, general and administrative expenses	165,089	162,764	163,874	157,581	149,456
Operating income	158,045	144,177	328,608	358,350	33,332
Interest expense	26,802	26,677	39,530	40,913	40,567
Interest income	154	336	495	44	17
Other, net	(3,869)	(2,897)	(3,819)	(4,711)	(2,564)
Loss on early extinguishment of debt	—	—	(18,727)	—	(1,245)
Income (Loss) before income tax expense (benefit)	127,528	114,939	267,027	312,770	(11,027)
Income tax expense (benefit)	45,477	43,826	98,344	121,954	(3,619)
Net income (loss)	82,051	71,113	168,683	190,816	(7,408)
Less net income attributable to non-controlling interest	—	—	—	—	711
Net income (loss) attributable to United Refining Company’s stockholder	82,051	71,113	168,683	190,816	(8,119)

Balance Sheet Data (at end of period):
Total assets	885,466	870,464	796,295	728,330	670,611
Total debt	240,667	239,525	238,706	359,996	381,087
Total stockholder’s equity	417,742	384,225	357,203	141,276	20,753

(1)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company performed separate impairment tests on June 1, 2015 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2015.

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

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	50%	75%
Fixed Income	20%	50%
Alternative Investments	0%	15%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2015. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to “Consolidated Financial Statements, Item 8”.

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

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2015, approximately 66% and 16% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 25.8% for fiscal 2015 and have been between 25.2% and 25.8% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. Commissioning the modified biodiesel plant is expected by the end of fiscal 2016. The remaining cost of the project is expected to be about $30 million.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2015. From August 31, 2015 prices for NYMEX WTI crude have fallen $8.46, from $49.20 on August 31, 2015 to $40.74 on November 13, 2015. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been negatively affected through October. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. Through November 13, 2015 the indicated lagged crackspread for the first quarter of fiscal 2016 was $12.69, a $6.51 or 33.9% decrease from the average for the fourth quarter of fiscal 2015. The indicated lagged crackspread for our second quarter ending February 28, 2016, calculated as of November 13, 2015 was $13.10.

Financing

On October 20, 2015 (the “Closing Date”), URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik- Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000 (the “New Revolving Credit Facility”). The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the Refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. Upon the repayment of the Term Loan, the Company is required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement will be used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures, (iii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”) and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash any and all of the outstanding $237.25 million aggregate principal amount outstanding of the Senior Secured Notes due 2018 and a solicitation of consents for proposed amendments to the related indenture (the “Consent Solicitation”). The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015 (the “Expiration Date”). Holders of Senior Secured Notes due 2018 that validly tendered prior to 5:00 p.m., New York City time, on October 19, 2015 (the “consent deadline”), would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, will be fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2015.

Enbridge Agreements

On July 31, 2014, URC and Kiantone Pipeline Corporation (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”), which aggregate $36 million for the calendar year 2014, which was paid August 14, 2014. Pursuant to the Letter Agreement the Carriers agreed to reconcile their actual expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement, the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs similarly to the reconciliation for calendar year 2014.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2 1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement (as defined and discussed below), the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

On November 12, 2015, pursuant to the Letter Agreement, the Company made a payment to the Carriers in the amount of $60,700,000 for Subsequent Year Pipe Replacement Costs, which amount reflects credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014. Kiantone, as the owner of the Kiantone Pipeline, has agreed to guaranty any and all payments due by the Company pursuant to the Letter Agreement.

Pursuant to the Letter Agreement, the Company and the Carriers agreed to negotiate the terms and conditions of a put and call option agreement for Line 10 (the “Put and Call Option Agreement” and, together with the Letter Agreement, the “Enbridge Agreement”). On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with the Carriers as called for in the Letter Agreement. The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Carriers own Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”). Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Put and Call Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date, concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee of on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (ii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement. The Company has assessed the accounting impact of the Put and Call Agreement and determined there is no impact until the time when it becomes probable that the Put or Call will be exercised.

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

Retail Operations

	Fiscal Year Ended August 31,
	2015	2014	2013
	(in thousands)
Net Sales
Petroleum	$1,070,530	$1,415,157	$1,446,453
Merchandise and other	276,761	273,310	275,172

Total Net Sales	$1,347,291	$1,688,467	$1,721,625
Costs of Goods Sold	$1,168,158	$1,529,463	$1,569,040
Selling, general and administrative expenses	139,483	137,936	138,912
Depreciation and amortization expenses	7,288	6,566	6,153

Segment Operating Income	$32,362	$14,502	$7,520

Retail Operating Data:
Petroleum Sales (thousands of gallons)	372,426	385,460	388,903
Petroleum margin (a)	$107,725	$89,950	$83,298
Petroleum margin ($/gallon) (b)	.2893	.2334	.2142
Merchandise and other margins	$71,408	$69,052	$69,291
Merchandise margin (percent of sales)	25.8%	25.3%	25.2%

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2015 vs. 2014

Retail sales decreased during fiscal 2015 by $341.2 million or 20.2% for the comparable period in fiscal 2014 from $1,688.5 million to $1,347.3 million. The decrease was primarily due to a decrease of $344.6 million in petroleum sales offset by an increase of $3.4 million in merchandise sales. The petroleum sales decrease resulted from a 13.0 million gallon or 3.3% decrease in retail petroleum volume and a 21.7% decrease in retail selling prices per gallon.

2014 vs. 2013

Retail sales decreased during fiscal 2014 by $33.1 million or 1.9% for the comparable period in fiscal 2013 from $1,721.6 million to $1,688.5 million. The decrease was primarily due to a decrease of $31.3 million in petroleum sales and $1.6 million in merchandise sales. The petroleum sales decrease resulted from a 3.4 million gallon or .9% decrease in retail petroleum volume and a 1.3% decrease in retail selling prices per gallon.

Costs of Goods Sold

2015 vs. 2014

Retail costs of goods sold decreased during fiscal 2015 by $361.3 million or 23.6% for the comparable period in fiscal 2014 from $1,529.4 million to $1,168.1 million. The decrease was primarily due to $370.1 million in petroleum volume and prices, and $.6 of freight costs, offset by an increase in merchandise cost of $1.1 million and $8.3 million in fuel tax. This tax increase was due primarily to the increase in Pennsylvania fuels tax.

2014 vs. 2013

Retail costs of goods sold decreased during fiscal 2014 by $39.6 million or 2.5% for the comparable period in fiscal 2013 from $1,569.0 million to $1,529.4 million. The decrease was primarily due to $51.2 million in petroleum volume and prices, and merchandise cost of $1.6 million offset by an increase of $13.2 million in fuel tax. This tax increase was due primarily to the increase in Pennsylvania fuels tax.

Selling, General and Administrative Expenses

2015 vs. 2014

Retail Selling, General and Administrative (“SG&A”) expenses increased during fiscal 2015 by $1.5 million or 1.1% for the comparable period in fiscal 2014 from $137.9 million to $139.4 million. The increase was due in part to an increase in payroll costs of $2.9 million, environmental costs of $1.1 million and maintenance costs of $1.2 million offset by a reduction in credit costs of $1.7 million, pension costs of $.8 million and other costs of $1.2 million.

2014 vs. 2013

Retail Selling, General and Administrative (“SG&A”) expenses decreased during fiscal 2014 by $1.0 million or .7% for the comparable period in fiscal 2013 from $138.9 million to $137.9 million. The decrease was due in part to a reduction in pension costs of $.5 million, environmental costs of $.6 million, credit costs of $.4 million and payroll costs of $.5 million offset by an increase in maintenance costs of $1.0 million.

Wholesale Operations

	Fiscal Year Ended August 31,
	2015	2014	2013
	(in thousands)
Net Sales (a)	$1,369,428	$1,750,751	$1,959,628
Costs of Goods Sold (exclusive of depreciation, amortization and (gains) losses on derivative contracts)	1,183,873	1,571,010	1,590,535
(Gains) losses on derivative contracts	—	—	2,319
Selling, general and administrative expenses	25,606	24,828	24,962
Depreciation, amortization and asset impairments	34,266	25,238	20,724

Segment Operating Income	$125,683	$129,675	$321,088

Key Wholesale Operating Statistics

	Fiscal Year Ended August 31,
	2015	2014	2013
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	10,213	8,864	9,748
Distillates	5,291	4,898	5,451
Asphalt	7,201	6,644	7,138
Butane, propane, residual products, internally produced fuel and other	2,576	2,594	2,534

Total Product Yield	25,281	23,000	24,871

% Heavy Crude Oil of Total Refinery Throughput (a)	61%	61%	60%
Crude throughput (thousand barrels per day) (b)	63.4	57.8	63.1

Product Sales (thousands of barrels) (c)
Gasoline and gasoline blendstock	6,147	5,457	6,152
Distillates	4,339	3,868	4,390
Asphalt	7,109	6,892	7,418
Other	658	772	844

Total Product Sales Volume	18,253	16,989	18,804

Product Sales (dollars in thousands) (c)
Gasoline and gasoline blendstock	$479,175	$631,746	$740,233
Distillates	377,104	500,337	576,570
Asphalt	491,955	573,605	595,267
Other	21,194	45,063	47,558

Total Product Sales	$1,369,428	$1,750,751	$1,959,628

(a)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.
(b)	See also Item 1, Refining Operations.
(c)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.

Net Sales

2015 vs. 2014

Wholesale sales decreased during fiscal 2015 by $381.3 million or 21.8% for the comparable period in fiscal 2014 from $1,750.7 million to $1,369.4 million. The decrease was due to a 27.2% decrease in wholesale prices offset by an increase of 7.4% in wholesale volume.

2014 vs. 2013

Wholesale sales decreased during fiscal 2014 by $208.9 million or 10.7% for the comparable period in fiscal 2013 from $1,959.6 million to $1,750.7 million. The decrease was due to a 1.1% decrease in wholesale prices and a 9.6% decrease in wholesale volume, primarily resulting from a planned refinery turnaround during the third fiscal quarter. See also Item 1, Refining Operations.

Costs of Goods Sold (exclusive of depreciation and amortization)

2015 vs. 2014

Wholesale costs of goods sold decreased during fiscal 2015 by $387.1 million or 24.6% for the comparable period in fiscal 2014 from $1,571.0 million to $1,183.9 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

2014 vs. 2013

Wholesale costs of goods sold decreased during fiscal 2014 by $19.5 million or 1.2% for the comparable period in fiscal 2013 from $1,590.5 million to $1,571.0 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

2015 vs. 2014

Wholesale SG&A expenses remained relatively constant during fiscal 2015 to the comparable period in fiscal 2014.

2014 vs. 2013

Wholesale SG&A expenses remained relatively constant during fiscal 2014 to the comparable period in fiscal 2013.

Depreciation, Amortization and Asset Impairments

2015 vs. 2014

Depreciation, amortization and asset impairments increased during fiscal 2015 by $9.0 million for the comparable period for fiscal 2014 from $25.2 million to $34.2 million. This increase was due primarily to an increase in turnaround amortization and integrity and replacement costs amortization.

2014 vs. 2013

Depreciation, amortization and asset impairments increased during fiscal 2014 by $4.5 million for the comparable period for fiscal 2013 from $20.7 million to $25.2 million. This increase was due primarily to an increase in turnaround amortization.

Interest Expense, Net

2015 vs. 2014

Net interest expense (interest expense less interest income) remained relatively constant during fiscal 2015 to the comparable periods in fiscal 2014.

2014 vs. 2013

Net interest expense (interest expense less interest income) decreased during fiscal 2014 by $12.8 million for the comparable period for fiscal 2013 from $39.1 million to $26.3 million. The decrease was due to the redemption of $127.8 million aggregate principal amount of Senior Notes due 2018 on August 30, 2013.

Income Tax Expense / (Benefit)

Our fiscal 2015 and 2014 effective tax rates were approximately 37% and 38%, respectively.

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

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2015	August 31, 2014
	(in thousands)
Cash and cash equivalents	$117,028	$99,037
Working capital	$332,162	$292,738
Current ratio	4.3	3.1
Debt	$240,667	$239,525

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit, which was amended and restated on October 20, 2015 pursuant to the Credit Agreement discussed below. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2016 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $8 - $10 million for fiscal 2016.

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone, United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into the Credit Agreement with a group of lenders led by PNC Bank, National Association, and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Existing Credit Facility. The Credit Agreement will terminate on October 19, 2020. Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

The proceeds of the Credit Agreement will be used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures, (iii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”) and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of the Tender Offer to purchase for cash any and all of the outstanding $237.25 million aggregate principal amount outstanding of the Senior Secured Notes due 2018 and the Consent Solicitation. The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015. Holders of Senior Secured Notes due 2018 that validly tendered prior to the consent deadline would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, were fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2015.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2015, significant uses of cash are summarized in the table below under “Significant Uses of Cash”:

Significant Uses of Cash

The changes in cash for the fiscal year ended August 31, 2015 are described below.

The cash provided by working capital is shown below:

Fiscal Year Ended August 31, 2015
(in millions)
Cash provided by working capital items:
Prepaid expense decrease	$39.2
Prepaid income taxes decrease	13.7
Accounts receivable decrease	10.8
Income taxes payable increase	7.4
Refundable income tax decrease	6.0
Sales, use and fuel taxes payable increase	2.8
Inventory increase	(54.6)
Accounts payable decrease	(18.4)
Amounts due from affiliated companies, net	(1.9)
Accrued liabilities decrease	(.8)

Total change	$4.2

Available cash on hand increased by $18.0 million. Other cash uses included:

•	Fund operating activities provided by working capital items of $4.2 million

•	Fund capital expenditures and deferred turnaround costs of $53.9 million

•	Fund deferred integrity and replacement cost of $28.6 million

•	Dividends to preferred stockholder and common stockholder of $41.1 million

•	Scheduled long-term debt repayments of $2.0 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and available borrowings under our Credit Agreement. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. See Note 21 to “Consolidated Financial Statements, Item 8”.

We had outstanding letters of credit of $8,752,000 as of August 31, 2015. As of August 31, 2015, we had no outstanding borrowings under the Existing Credit Facility resulting in net availability of $166,248,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2015 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations (a) (b)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$244,458	$1,556	$238,747	$624	$3,531
Operating leases	60,666	13,409	21,536	14,672	11,049
Interest on 10.5% Senior Notes due 2/28/2018 (c) (d) (e)	3,629	3,629	—	—	—

Total contractual cash obligations (f)	$308,753	$18,594	$260,283	$15,296	$14,580

(a)	Subsequent to August 31, 2015, the Existing Credit Facility was amended and restated pursuant to the Credit Agreement and the Senior Secured Notes due 2018 were redeemed in full. See Note 21 to “Consolidated Financial Statements, Item 8”.
(b)	Subsequent to August 31, 2015 the company entered into a five year term loan for $250,000,000. Concurrently the 10.5% senior note obligation was paid. Under the term loan the company is making principal payments of $6,250,000 for 19 consecutive quarters and a final principal payment of $131,250,000 upon maturity of the loan. Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. At the current rate of 3.5% the interest for the next fiscal year would be $5,934,293.

(c)	On March 8, 2011, the Company sold $365,000,000 of the Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which will be amortized over the life of the Senior Secured Notes due 2018 using the interest method and is not reflected in this table. The net proceeds of the offering of $344,249,000 were used to fund the tender offer for all of its outstanding Senior Notes due 2012, pay accrued interest of $3,400,000 there on and a redemption premium related thereto. See Notes 9 and 21 to “Consolidated Financial Statements, Item 8”.
(d)	On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. The Senior Secured Notes due 2018 were redeemed at a redemption price of 110.50% of the principal amount thereof, plus accrued and unpaid interest to August 30, 2013. In connection with the redemption, a loss of $18,727,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $13,414,000, a write-off of deferred financing costs of $1,998,000 and a write-off of unamortized debt discount of $3,315,000. See Note 21 to “Consolidated Financial Statements, Item 8”.
(e)	The above does not reflect the Existing Credit Facility, which had a balance of $0 as of August 31, 2015. The applicable margin varies with our facility’s average unused availability calculation See Notes 8 and 9 to “Consolidated Financial Statements, Item 8”.
(f)	Pension obligations are not included since payments are not known.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Amended and Restated Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2015, the Company had no future positions hedging crude or product inventories.

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

At August 31, 2015, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York

November 23, 2015

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	August 31,
	2015	2014
Assets
Current:
Cash and cash equivalents	$117,028	$99,037
Accounts receivable, net	81,567	92,391
Refundable income taxes	—	6,000
Inventories, net	206,066	151,472
Prepaid income taxes	—	13,674
Prepaid expenses and other assets	28,000	67,168
Amounts due from affiliated companies, net	393	—

Total current assets	433,054	429,742
Property, plant and equipment, net	347,757	317,519
Deferred financing costs, net	2,667	3,575
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	869	951
Deferred integrity and replacement costs, net	58,634	64,916
Deferred turnaround costs and other assets, net	30,636	41,912

	$885,466	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,556	$1,551
Accounts payable	44,833	91,881
Accrued liabilities	17,911	18,691
Income tax payable	7,397	—
Sales, use and fuel taxes payable	23,373	20,550
Deferred income taxes	5,822	2,810
Amounts due to affiliated companies, net	—	1,521

Total current liabilities	100,892	137,004
Long term debt: less current installments	239,111	237,974
Deferred income taxes	55,921	44,140
Deferred retirement benefits	71,800	67,121

Total liabilities	467,724	486,239

Commitments and Contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,846	156,810
Retained earnings	263,464	222,495
Accumulated other comprehensive loss	(16,684)	(9,196)

Total stockholder’s equity	417,742	384,225

	$885,466	$870,464

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands)

	Year Ended August 31,
	2015	2014	2013
Net sales	$2,716,719	$3,439,218	$3,681,253

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,352,031	3,100,473	3,159,575
Losses on derivative contracts	—	—	2,319
Selling, general and administrative expenses	165,089	162,764	163,874
Depreciation, amortization and asset impairments	41,554	31,804	26,877

	2,558,674	3,295,041	3,352,645

Operating income	158,045	144,177	328,608

Other expense:
Interest expense, net	(26,648)	(26,341)	(39,035)
Other, net	(3,869)	(2,897)	(3,819)
Loss on early extinguishment of debt	—	—	(18,727)

	(30,517)	(29,238)	(61,581)

Income before income tax expense	127,528	114,939	267,027

Income tax expense:
Current	25,897	25,050	95,723
Deferred	19,580	18,776	2,621

	45,477	43,826	98,344

Net income	$82,051	$71,113	$168,683

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended August 31,
	2015	2014	2013
Net income	$82,051	$71,113	$168,683
Other comprehensive (loss) income, net of taxes:
Unrecognized post-retirement (loss) income, net of taxes of $(4,787), $(1,384) and $8,003 for the years ended August 31, 2015, 2014 and 2013, respectively	(7,488)	(2,106)	12,447

Other comprehensive (loss) income	(7,488)	(2,106)	12,447

Total comprehensive income	$74,563	$69,007	$181,130

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance at August 31, 2012	100	$—	—	$—	$24,825	$135,988	$(19,537)	$141,276
Other comprehensive income	—	—	—	—	—	—	12,447	12,447
Issuance of preferred stock	—	—	14,116	14,116	127,048	—	—	141,164
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	1,996	—	—	1,996
Capital contribution related to purchase of assets	—	—	—	—	5,975	—	—	5,975
Net income	—	—	—	—	—	168,683	—	168,683
Dividends	—	—	—	—	—	(114,338)	—	(114,338)

Balance at August 31, 2013	100	—	14,116	14,116	159,844	190,333	(7,090)	357,203
Other comprehensive loss	—	—	—	—	—	—	(2,106)	(2,106)
Distribution to Parent under the Tax Sharing Agreement	—	—	—	—	(3,034)	—	—	(3,034)
Net income	—	—	—	—	—	71,113	—	71,113
Dividends	—	—	—	—	—	(38,951)	—	(38,951)

Balance at August 31, 2014	100	—	14,116	14,116	156,810	222,495	(9,196)	384,225
Other comprehensive loss	—	—	—	—	—	—	(7,488)	(7,488)
Contribution from Parent under the Tax Sharing Agreement	—	—	—	—	36	—	—	36
Net income	—	—	—	—	—	82,051	—	82,051
Dividends	—	—	—	—	—	(41,082)	—	(41,082)

Balance at August 31, 2015	100	$—	14,116	$14,116	$156,846	$263,464	$(16,684)	$417,742

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended August 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$82,051	$71,113	$168,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and asset impairments	44,027	34,147	29,279
Non cash portion of loss on early extinguishment of debt	—	—	5,313
Deferred income taxes	19,580	18,776	2,621
Loss on asset dispositions	928	1,205	1,119
Cash provided by (used in) working capital items	4,180	(8,700)	(40,311)
Change in operating assets and liabilities:
Other assets, net	480	736	538
Deferred retirement benefits	(7,596)	(6,044)	(2,871)

Total adjustments	61,599	40,120	(4,312)

Net cash provided by operating activities	143,650	111,233	164,371

Cash flows from investing activities:
Additions to property, plant and equipment	(50,249)	(49,264)	(41,597)
Additions to amortizable intangible assets	(100)	—	—
Additions to deferred turnaround costs	(3,616)	(42,195)	(1,241)
Additions to deferred integrity and replacement costs	(28,630)	(36,810)	—
Proceeds from asset dispositions	10	58	81

Net cash used in investing activities	(82,585)	(128,211)	(42,757)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	36	(3,034)	1,996
Proceeds from sale of preferred stock	—	—	141,164
Dividends to preferred shareholder and stockholder	(41,082)	(38,951)	(114,338)
Proceeds from issuance of long-term debt	—	1,426	—
Principal reductions of long-term debt	(1,708)	(1,963)	(129,439)
Deferred financing costs	(320)	—	—

Net cash used in financing activities	(43,074)	(42,522)	(100,617)

Net increase (decrease) in cash and cash equivalents	17,991	(59,500)	20,997
Cash and cash equivalents, beginning of year	99,037	158,537	137,540

Cash and cash equivalents, end of year	$117,028	$99,037	$158,537

Cash provided by (used in) working capital items:
Accounts receivable, net	$10,824	$32,805	$(4,597)
Refundable income taxes	6,000	14,890	(20,890)
Inventories	(54,594)	(20,506)	25,254
Prepaid income taxes	13,674	(13,674)	—
Prepaid expenses and other assets	39,168	(25,075)	(22,280)
Amounts due from/to affiliated companies, net	(1,914)	1,087	523
Accounts payable	(18,418)	9,081	11,967
Derivative liability	—	—	(9,098)
Accrued liabilities	(780)	(24)	1,799
Income taxes payable	7,397	(8,587)	(20,344)
Sales, use and fuel taxes payable	2,823	1,303	(2,645)

Total Change	$4,180	$(8,700)	$(40,311)

Cash paid during the period for:
Interest	$25,543	$25,561	$38,806
Income taxes	$17,871	$49,366	$135,412

Non-cash investing and financing activities:
Deferred integrity and replacement costs	$—	$28,630	$—
Property additions and capital leases	$1,605	$241	$15,037

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, United Biofuels, Inc. and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

At August 31, 2015, the Company had no derivative instruments outstanding as part of its risk management strategy.

For the fiscal years ended August 31, 2015, 2014 and 2013 the Company recognized $0, $0 and $2,319,000 of losses in costs and expenses in its Consolidated Statements of Operations.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. Routine current maintenance, repairs and replacement costs are charged against

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income. Expenditures which materially increase values, expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

Estimated Useful Lives (Years)
Refining	20-30
Marketing	15-30
Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with ASC 360-10-30-8. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Integrity and Replacement Costs

The Company and Kiantone Pipeline Corporation, a subsidiary of the Company, and Enbridge Energy Limited Partnership (“EELP”) and Enbridge Pipelines, Inc. (“EPI” and, together with EELP, the “Carriers”), entered into a letter agreement dated July 31, 2014, as amended, (the “Letter Agreement”) with respect to a pipeline (“Line 10”) owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline. Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10, and agreed to pay for half the cost of replacing certain portions of Line 10.

The integrity and replacement costs, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which is approximately 11 years. As of August 31, 2015 and 2014, net deferred integrity and replacement costs amounted to $58,634,000 and $64,916,000, respectively. Amortization expense of $6,282,000, $524,000 and $0 is included in depreciation and amortization for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2015 and 2014, deferred turnaround costs included in Deferred Turnaround Costs and Other Assets, amounted to $28,489,000 and $39,352,000, which are net of accumulated amortization of $20,888,000 and $10,616,000, respectively. Amortization expense included in Costs of Goods Sold for the fiscal years ended August 31, 2015, 2014 and 2013 amounted to $14,479,000, $11,319,000 and $7,082,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectability is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $246,636,000, $238,332,000 and $225,125,000 for the years ended August 31, 2015, 2014 and 2013, respectively.

Cost Classifications

Our Costs of Goods Sold (which excludes depreciation and amortization on property, plant and equipment and losses on derivative contracts) include Refining Cost of Products Sold and related Refining Operating expenses.

Refining Cost of Products Sold includes cost of crude oil, other feedstocks, blendstocks, the cost of purchased finished products, amortization of turnaround costs, transportation costs and distribution costs. Retail Cost of Products Sold include cost for motor fuels and for merchandise. Motor fuel cost of products sold represents net cost for purchased fuel. Merchandise cost of products sold includes merchandise purchases, net of merchandise rebates and inventory shrinkage. Wholesale cost of products sold includes the cost of fuel and lubricants, transportation and distribution costs and labor.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s results of operations are included in the consolidated Federal income tax return of the Parent and separately in various state jurisdictions. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. With few exceptions, the Company is no longer subject to income tax examinations by U.S. federal, state or local tax authorities for years before fiscal 2012. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company purchased approximately 15% and 14% of its cost of goods sold from one vendor during the fiscal years ended August 31, 2015 and 2014, respectively. The Company is not obligated to purchase from this vendor, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had $0 and $0 in accounts payable for the years ended August 31, 2015 and 2014 to this vendor.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the Company’s reporting units exceeded their carrying values. The fair value of the tradename exceeded its carrying value. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2017, with early application permitted only as of annual reporting periods beginning after December 31, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.	Accounts Receivable, Net

As of August 31, 2015 and 2014, accounts receivable were net of allowance for doubtful accounts of $850,000 and $1,070,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2015	2014
	(in thousands)
Crude Oil	$60,209	$36,667
Petroleum Products	92,452	63,252

Total @ LIFO	152,661	99,919

Merchandise	24,277	23,983
Supplies	29,128	27,570

Total @ FIFO	53,405	51,553

Total Inventory	$206,066	$151,472

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2015 and 2014, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $6,201,000 and $109,711,000, respectively. For the fiscal years ended August 31, 2015 and 2014, the Company recorded a charge to Costs of Goods Sold from a LIFO layer liquidation of $0 and $1,095,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2015	2014
	(in thousands)
Refinery equipment	$378,877	$361,822
Marketing (i.e. retail outlets)	141,726	131,870
Transportation	12,951	12,477
Construction-in-progress	65,970	44,914

	599,524	551,083
Less: Accumulated depreciation	251,767	233,564

	$347,757	$317,519

On March 6, 2013, the Company, through its subsidiary United Biofuels, Inc. (“UBI”), acquired a partially completed 50 million gallon per year biodiesel facility in Brooklyn, New York as part of the acquisition by its parent company, United Refining, Inc., and United Metro Energy Corp. (“UMEC”), a subsidiary of the Company’s parent company of certain assets of Metro Fuel Oil Corp, and its affiliates. UBI has initiated the project to complete and modify the biodiesel plant. The Company paid $9,800,000 for such biodiesel facility. Due to the Company and UMEC having a common owner, the Company recorded the acquisition of the biodiesel facility based on the carrying value of all assets acquired by its parent and UMEC from Metro Fuel Oil Corp., or $20,735,000. The difference between the carrying value of the biodiesel facility and the amount paid by the Company has been recorded as a capital contribution net of the tax effect of $4,960,000. Commissioning the modified biodiesel plant is expected at the end of fiscal 2016. As of August 31, 2015 the remaining cost of the project is expected to be about $30,000,000.

5.	Goodwill and Intangible Assets

As of August 31, 2015 and 2014, the Company’s trade name, goodwill and amortizable intangible assets, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2015		August 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(in thousands)
Amortizable intangible assets:
Deed restrictions	11 yrs.	$800	$437	$800	$405
Leasehold covenants	7 yrs.	1,590	1,084	1,490	934

		$2,390	$1,521	$2,290	$1,339

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2015, 2014 and 2013 amounted to $115,000, $106,000 and $107,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2020 is estimated to be $126,000, $127,000, $126,000, $127,000 and $67,000.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2015	2014
	(in thousands)
Interest	$119	$104
Payrolls and benefits	15,974	16,972
Other	1,818	1,615

	$17,911	$18,691

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2015 and 2014, capitalized lease obligations, included in long-term debt, amounted to $4,212,000 and $3,021,000, respectively, inclusive of current portion of $124,000 and $109,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2015 and 2014 amounted to $3,732,000 and $2,620,000, net of accumulated amortization of $956,000 and $869,000, respectively. Lease amortization amounting to $207,000, $185,000 and $145,000 for the years ended August 31, 2015, 2014 and 2013, respectively is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2015 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2016	$713	$13,409
2017	713	11,898
2018	713	9,638
2019	677	8,509
2020	641	6,163
Thereafter	7,667	11,049

Total minimum lease payments	11,124	60,666
Less: Minimum sublease rents	—	—

Net minimum lease payments	11,124	$60,666

Less: Amount representing interest	6,912

Present value of net minimum lease payments	$4,212

Net rent expense for operating leases amounted to $13,728,000, $13,243,000 and $13,135,000 for the years ended August 31, 2015, 2014 and 2013, respectively.

8.	Credit Facility

On June 18, 2013, the Company amended its Revolving Credit Facility (“Amended and Restated Revolving Credit Facility”) with PNC Bank, National Association as Administrator (the “Agent”). The expiration date of

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Amended and Restated Revolving Credit Facility was extended to November 29, 2017 and the commitment fee on the unused balance of the facility was reduced to 0.25%. The maximum facility commitment remains at $175,000,000 and interest will now be calculated as follows: a) for base rate borrowings, at the greater of the Agent’s prime rate, federal funds open rate plus 0.5% or the daily LIBOR rate plus 1.0% plus the applicable margin of .75% to 1.75% and b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s unused availability under the facility.

The Amended and Restated Revolving Credit Facility continues to be secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $268,914,000 as of August 31, 2015. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. The participating banks in the Amended and Restated Revolving Credit Facility are PNC Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company, and Bank Leumi USA.

As of August 31, 2015 and 2014, there were no Base-Rate borrowings nor Euro-Rate borrowings outstanding under the agreement. $8,753,000 of letters of credit were outstanding under the agreement as of August 31, 2015 and 2014, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2015 and 2014 was 4.00%, respectively. The weighted average interest rate for Euro-Rate borrowings for the years ended August 31, 2015 and 2014 was 0%. The Company pays a commitment fee of .25% per annum on the unused balance of the facility. All bank related charges are included in Other, net in its Consolidated Statements of Operations. See Note 21 to “Consolidated Financial Statements”.

9.	Long-Term Debt

On August 30, 2013 the Company redeemed $127,750,000 aggregate principal amount of its outstanding $365,000,000 Senior Secured Notes due 2018. Funding for the redemption was provided by the Company’s sale of $141,163,750 aggregate principal amount of 6.00% Fixed Rate Cumulative Perpetual Preferred Stock Series A to URI, its parent (see Note 14). In accordance with the indenture governing the Senior Secured Notes due 2018, the Company obtained an opinion concerning the fairness from a financial point of view with the issuance of the Preferred Stock to URI.

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

On March 8, 2011, the Company sold $365,000,000 of Senior Secured Notes due 2018 for $352,020,600, resulting in original issue discount of $12,979,400, which is being amortized over the life of the Senior Secured Notes due 2018 using the interest method. The net proceeds of the offering of $344,249,000 were used to retire all of its outstanding 10 1/2% Senior Notes due 2012, pay accrued interest of $3,400,000 and a redemption premium related thereto. A loss of $1,245,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $915,000, a write-off of unamortized net debt premium of $1,153,000 and a write-off of deferred financing costs of $1,483,000. The Senior Secured Notes due 2018 are guaranteed on an unsecured basis by all of the Company’s domestic subsidiaries existing at March 8, 2011. The Senior Secured Notes due 2018 are secured on a first-priority basis by the Company’s assets comprising its refinery located in Warren, Pennsylvania and the capital stock of its pipeline subsidiary, subject to permitted liens. The Senior Secured Notes due 2018 will rank equally with all of the Company’s existing and future senior indebtedness that is not subordinate in right of payment to the Senior Secured Notes due 2018.

Both the Indenture of the Senior Secured Notes and the facility (See Note 8 to “Consolidated Financial Statements”) require that the Company maintain certain financial covenants. The facility requires the Company

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Secured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2015 the Company is in compliance with covenants under the facility and the Indenture. Subsequent to August 31, 2015, the Company refinanced the Senior Secured Notes due 2018. See Note 21 to “Consolidated Financial Statements”.

A summary of long-term debt is as follows:

	August 31,
	2015	2014
	(in thousands)
Long-term debt:
10.50% Senior Secured Notes due February 28, 2018, net of unamortized discount of $3,791 and $5,036, respectively	$233,459	$232,214
Other long-term debt	7,208	7,311

	240,667	239,525
Less: Current installments of long-term debt	1,556	1,551

Total long-term debt, less current installments	$239,111	$237,974

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2016	$1,556
2017	1,071
2018	237,676
2019	345
2020	279
Thereafter	3,531

244,458
Unamortized discount	3,791

Total	$240,667

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2015	2014
	(in thousands)
Beginning balance	$8,881	$8,881
Current year additions	320	—

Total financing costs	9,201	8,881
Less:
Accumulated amortization	6,534	5,306

	$2,667	$3,575

Amortization expense for the fiscal years ended August 31, 2015, 2014 and 2013 amounted to $1,228,000, $1,228,000 and $1,669,000, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Employee Benefit Plans

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

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2015, 2014 and 2013:

	Pension Benefits			Other Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013
	(in thousands)
Service cost	$626	$597	$652	$608	$774	$940
Interest cost on benefit obligation	4,850	5,204	4,511	1,656	2,072	1,884
Expected return on plan assets	(6,351)	(5,569)	(5,160)	—	—	—
Amortization and deferrals	724	697	1,210	(3,152)	(1,860)	123

Net periodic benefit (income) cost	$(151)	$929	$1,213	$(888)	$986	$2,947

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

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal years ended August 31, 2015 and 2014 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
Current year actuarial (gain) / loss	$15,160	$4,702	$(5,313)	$162
Amortization of actuarial gain / (loss)	(724)	(697)	(4,199)	(5,073)
Current year prior service (credit) / cost	—	—	—	(2,537)
Amortization of prior service credit / (cost)	—	—	7,351	6,933

Total recognized in other comprehensive (income) / loss	$14,436	$4,005	$(2,161)	$(515)

Total recognized in net periodic benefit cost and other comprehensive (income)/loss	$14,285	$4,934	$(3,049)	$471

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2015 and 2014:

	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$119,209	$107,141	$43,713	$45,700
Service cost	626	597	608	774
Interest cost	4,850	5,204	1,656	2,073
Plan amendments	—	—	—	(2,538)
Curtailment	—	(69)	—	—
Medicare part D subsidy on benefits paid	—	—	148	—
Actuarial (gains) / losses	5,299	10,816	(5,313)	162
Benefits paid	(5,494)	(4,480)	(2,599)	(2,458)

Projected benefit obligation @ end of year	124,490	119,209	38,213	43,713

Change in plan assets:
Fair values of plan assets @ beginning of year	93,245	80,224	—	—
Actual return on plan assets	(3,509)	11,613	—	—
Company contributions	4,372	5,888	2,599	2,458
Benefits paid	(5,494)	(4,480)	(2,599)	(2,458)

Fair values of plan assets @ end of year	88,614	93,245	—	—

Unfunded status	$35,876	$25,964	$38,213	$43,713

Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$2,520	$2,839
Noncurrent liability	35,876	25,964	35,693	40,874

Net amount recognized	$35,876	$25,964	$38,213	$43,713

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $124,490,000 and $119,209,000, while the aggregate asset value is $88,614,000 and $93,245,000 for the years ended August 31, 2015 and 2014, respectively.

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
	(in thousands)
Accumulated net actuarial loss	$(43,848)	$(29,411)	$(19,953)	$(29,465)
Accumulated prior service cost	—	—	35,371	42,722

Net amount recognized, before tax effect	$(43,848)	$(29,411)	$15,418	$13,257

The preceding table presents two measures of benefit obligations for the pension plans. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. Each of the three pension plans, whose information is aggregated above, have asset values less than these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules. The postretirement benefits are not funded.

Weighted average assumptions used to determine year end benefit obligations:

	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
Discount rate	4.40% - 4.50%	4.00% - 4.20%	4.15%	3.85%
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.00%	7.00%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2025	2025

The discount rate assumptions at August 31, 2015 and 2014 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions). For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

Weighted average assumptions used to determine net periodic costs:

	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
Discount rate	4.00% - 4.20%	4.80% - 5.00%	3.85%	4.60%
Expected return on plan assets	5.00% - 7.00%	5.00% - 7.00%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
Health care cost trend
Initial trend	N/A	N/A	7.00%	7.00%
Ultimate trend	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2025	2022

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 7.00% and 7.00% for 2015 and 2014, respectively. The rates were assumed to decrease gradually to 5% for medical benefits until 2025 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$51	$(49)
Effect on post-retirement benefit obligation	$1,419	$(1,332)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s Consolidated Balance Sheets follows:

	August 31,
	2015	2014
	(in thousands)
Accrued pension benefits	$35,876	$25,964
Accrued other post-retirement benefits	38,213	43,713

	74,089	69,677
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(2,520)	(2,839)
Supplemental pension and other deferred compensation benefits	231	283

Deferred retirement benefits	$71,800	$67,121

Fair Value of Plan Assets

Our Defined Benefit plans’ assets fall into any of three fair value classifications as defined in ASC 820-10. Level 1 assets are valued based on observable prices for identical assets in active markets such as national security exchanges. Level 2 assets are valued based on a) quoted prices of similar assets in active markets, b) quoted prices for similar assets in inactive markets, c) other than quoted prices that are observable for the asset, or d) values that are derived principally from or corroborated by observable market data by correlation or other means. There are no Level 3 assets held by the plans as defined by ASC 820-10. The fair value of our plan assets as of August 31, 2015 and 2014 is as follows (in thousands):

Asset Category	August 31, 2015	Level 1	Level 2	Level 3
Cash Equivalents	$222	$222	$—	$—
Mutual Funds	57,364	57,364	—	—
Equities	31,028	31,028	—	—
Fixed Income	—	—	—	—

Total	$88,614	$88,614	$—	$—

Asset Category	August 31, 2014	Level 1	Level 2	Level 3
Cash Equivalents	$180	$180	$—	$—
Mutual Funds	45,634	45,634	—	—
Equities	47,431	47,431	—	—
Fixed Income	—	—	—	—

Total	$93,245	$93,245	$—	$—

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plans weighted-average target allocation for the year ended August 31, 2015 and strategic asset allocation matrix as of August 31, 2015 and 2014 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2015	2015	2014
Equity Securities	50 - 75%	67%	51%
Debt Securities	20 - 50%	25%	49%
Alternative Investments	0 - 15%	7%	0%
Cash/Cash Equivalents	0 - 10%	1%	0%

		100%	100%

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

Under ASC 715-30-25, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with ASC 715-30 and ASC 715-60. The estimated amounts that will be amortized in 2016 are as follow:

Estimated 2016 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Prior service cost (credit) amortization	$—	$(7,351)
Net loss amortization	1,270	2,789

Total	$1,270	$(4,562)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2016 (expected)	$4,922	$2,481	$(261)

Expected Benefit Payments for FYE 8/31
2016	$5,820	$2,572	$(261)
2017	6,190	2,712	(294)
2018	6,450	2,933	(326)
2019	6,823	3,252	(361)
2020	7,205	3,629	(395)
2021 - 2025	39,369	22,135	(429)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with ASC 715-60-05-8, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $4,185,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $2,767,000, $2,752,000 and $2,604,000 for the years ended August 31, 2015, 2014 and 2013, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Income tax expense consists of:

	Year Ended August 31,
	2015	2014	2013
	(in thousands)
Federal:
Current	$25,298	$20,431	$78,569
Deferred	16,671	14,453	4,154

	41,969	34,884	82,723

State:
Current	599	4,619	17,154
Deferred	2,909	4,323	(1,533)

	3,508	8,942	15,621

	$45,477	$43,826	$98,344

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense is as follows:

	Year Ended August 31,
	2015	2014	2013
	(in thousands)
U. S. federal income taxes at the statutory rate	$44,649	$40,243	$93,465
State income taxes, net of Federal benefit	2,245	5,758	10,113
Domestic production activity deduction	(1,225)	(2,068)	(5,391)
Permanent items	538	405	863
Employment credits	(703)	(845)	(722)
Other	(27)	333	16

Income tax expense	$45,477	$43,826	$98,344

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2015	2014
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$6,911	$5,901
Accounts receivable allowance	(348)	(442)
Accrued liabilities	(3,312)	(3,863)
Other	2,571	1,214

	5,822	2,810

Deferred income tax liabilities (assets):
Property, plant and equipment	87,765	71,540
Accrued liabilities	(28,740)	(26,924)
State net operating loss carryforwards	(7,695)	(7,927)
Valuation allowance	2,577	2,837
Other	2,014	4,614

	55,921	44,140

Net deferred income tax liability	$61,743	$46,950

The Company’s results of operations are included in the consolidated Federal tax return of the Parent, See Note 13 to “Consolidated Financial Statements”. The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carry forwards of $78,000,000 and $40,000,000, respectively, which will expire between fiscal year 2022 and 2031. Pennsylvania limits the amount of net operating loss carry forwards which can be used to offset Pennsylvania taxable income to the greater of $4,000,000 or 25% of Pennsylvania taxable income prior to the net operating loss deduction. Due to these limitations, the Company has recognized valuation allowances, net of a federal benefit, of $2,577,000 and $2,837,000 at August 31, 2015 and 2014, respectively, for Pennsylvania net operating loss carry forwards not anticipated to be realized before expiration.

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

The fair value of long-term debt (See Note 9 to “Consolidated Financial Statements”) was determined using the fair market value of the individual debt instruments. As of August 31, 2015, the carrying amount and estimated fair value of these debt instruments approximated $240,667,000 and $257,303,000, respectively.

13.	Stockholder’s Equity

On July 26, 2013, the Board of Directors of the Company and the Company’s sole stockholder, URI, approved, and the Company filed with the Secretary of State of the Commonwealth of Pennsylvania, an Amended and Restated Articles of Incorporation of the Company (the “Amendment”). Pursuant to the

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	The Series A Preferred Stock shall receive dividends at a rate of 6.00% of the Stated Value (which is $10,000) per share per annum;

•

The Series A Preferred Stock shall have no voting rights unless otherwise required by law except in limited circumstances relating to amendments to URC’s certificate of incorporation or amendments to the rights and preferences of the Series A Preferred Stock;

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

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2015, 2014 and 2013, $5,360,000, $5,360,000 and $5,319,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2015, 2014 and 2013, the Company billed the affiliate $1,301,000, $1,207,000 and $1,229,000 for management fees and overhead expenses incurred in the management

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and operation of the retail units which amount was deducted from expenses. As of August 31, 2015 and 2014, the Company had a payable to the affiliate of $296,000 and $151,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2015, 2014 and 2013, the Company billed the affiliate $2,325,000, $2,165,000 and $2,219,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2015, 2014 and 2013, net sales to the affiliate amounted to $131,326,000, $191,828,000 and $207,104,000, respectively. As of August 31, 2015 and 2014, the Company had a payable to the affiliate of $1,106,000 and $1,355,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2015, 2014 and 2013, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2015, 2014 and 2013 amounted to $36,000, $(3,034,000) and $1,996,000, respectively and have been recorded as a capital contribution (distribution). As of August 31, 2015 and 2014, the Company had a receivable from the Parent of $2,500,000 and $0, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2015, 2014 and 2013, the Company incurred $420,000, $420,000 and $420,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John A. Catsimatidis.

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

During the years ended August 31, 2015, 2014 and 2013 the Company made $200,000, $200,000 and $152,000, respectively, of rent payments to a related entity for the lease of a convenience store.

During the years ended August 31, 2015, 2014 and 2013, the Company paid $4,774,000, $4,399,000 and $0, respectively, to a related captive insurance company (“Captive”). The Captive was established in fiscal 2014 and will provide the Company with “stop-loss” protection in the area of worker’s compensation, general liability and automobile liability.

During the year ended August 31, 2015, the Company made payments to an insurance company for two of its affiliates totaling $283,000, which is included as a receivable in Amounts Due From Affiliated Companies, net.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended August 31, 2015, the Parent made payments to an insurance company on behalf of the Company totaling $900,000, which is included as a payable in Amounts Due From Affiliated Companies, net.

The Company receives engineering services from a subsidiary of our Parent company to assist with the construction of its biodiesel facility in Brooklyn, New York. During the fiscal years ended August 31, 2015 and 2014 the Company paid $349,000 and $475,000 to this entity for such services. At August 31, 2015, the Company had a payable to the Parent subsidiary of $88,000.

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2015	2014	2013
	(in thousands)
Net Sales
Retail	$1,347,291	$1,688,467	$1,721,625
Wholesale	1,369,428	1,750,751	1,959,628

	$2,716,719	$3,439,218	$3,681,253

Intersegment Sales
Wholesale	$566,853	$875,264	$904,526

Operating Income
Retail	$32,362	$14,502	$7,520
Wholesale	125,683	129,675	321,088

	$158,045	$144,177	$328,608

Depreciation, Amortization and Asset Impairments
Retail	$7,288	$6,566	$6,153
Wholesale	34,266	25,238	20,724

	$41,554	$31,804	$26,877

Capital Expenditures (including non-cash portion)
Retail	$13,635	$11,271	$17,065
Wholesale	38,219	38,234	39,569

	$51,854	$49,505	$56,634

	August 31,
	2015	2014
Total Assets
Retail	$178,200	$186,277
Wholesale	707,266	684,187

	$885,466	$870,464

17.	Subsidiary Guarantors

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

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2015
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$106,237	$10,791	$—	$117,028
Accounts receivable, net	51,196	30,371	—	81,567
Inventories, net	176,320	29,746	—	206,066
Prepaid expenses and other assets	20,785	7,215	—	28,000
Amounts due from affiliated companies, net	1,883	(1,490)	—	393
Intercompany	18,008	77,563	(95,571)	—

Total current assets	374,429	154,196	(95,571)	433,054
Property, plant and equipment, net	217,375	130,382	—	347,757
Deferred financing costs, net	2,667	—	—	2,667
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	869	—	869
Deferred integrity and replacement costs, net	58,634	—	—	58,634
Deferred turnaround costs & other assets	25,410	5,226	—	30,636
Investment in subsidiaries	108,972	—	(108,972)	—

	$787,487	$302,522	$(204,543)	$885,466

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$447	$1,109	$—	$1,556
Accounts payable	24,244	20,589	—	44,833
Accrued liabilities	10,856	7,055	—	17,911
Income taxes payable	(33,092)	40,489	—	7,397
Sales, use and fuel taxes payable	18,366	5,007	—	23,373
Deferred income taxes	6,560	(738)	—	5,822
Intercompany	—	95,571	(95,571)	—

Total current liabilities	27,381	169,082	(95,571)	100,892
Long term debt: less current installments	233,911	5,200	—	239,111
Deferred income taxes	39,179	16,742	—	55,921
Deferred retirement benefits	69,274	2,526	—	71,800

Total liabilities	369,745	193,550	(95,571)	467,724

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share-shares authorized 100; issued and outstanding 100	—	18	(18)	—
Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116
Additional paid-in capital	156,846	16,626	(16,626)	156,846
Retained earnings	263,464	93,978	(93,978)	263,464
Accumulated other comprehensive loss	(16,684)	(1,650)	1,650	(16,684)

Total stockholder’s equity	417,742	108,972	(108,972)	417,742

	$787,487	$302,522	$(204,543)	$885,466

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$79,356	$19,681	$—	$99,037
Accounts receivable, net	51,452	40,939	—	92,391
Refundable income taxes	6,000	—	—	6,000
Inventories, net	122,161	29,311	—	151,472
Prepaid income taxes	16,918	(3,244)	—	13,674
Prepaid expenses and other assets	62,889	4,279	—	67,168
Intercompany	127,105	1,116	(128,221)	—

Total current assets	465,881	92,082	(128,221)	429,742
Property, plant and equipment, net	199,703	117,816	—	317,519
Deferred financing costs, net	3,575	—	—	3,575
Goodwill and other non-amortizable assets	—	11,849	—	11,849
Amortizable intangible assets, net	—	951	—	951
Deferred integrity and replacement costs, net	64,916	—	—	64,916
Deferred turnaround costs & other assets	39,302	2,610	—	41,912
Investment in subsidiaries	35,811	—	(35,811)	—

	$809,188	$225,308	$(164,032)	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$519	$1,032	$—	$1,551
Accounts payable	64,965	26,916	—	91,881
Accrued liabilities	12,315	6,376	—	18,691
Sales, use and fuel taxes payable	16,037	4,513	—	20,550
Deferred income taxes	3,770	(960)	—	2,810
Amounts due to affiliated companies, net	—	1,521	—	1,521
Intercompany	—	128,221	(128,221)	—

Total current liabilities	97,606	167,619	(128,221)	137,004
Long term debt: less current installments	232,946	5,028	—	237,974
Deferred income taxes	28,816	15,324	—	44,140
Deferred retirement benefits	65,595	1,526	—	67,121

Total liabilities	424,963	189,497	(128,221)	486,239

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—
Preferred stock; $1,000 par value per share—shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116
Additional paid-in capital	156,810	16,626	(16,626)	156,810
Retained earnings	222,495	20,143	(20,143)	222,495
Accumulated other comprehensive loss	(9,196)	(976)	976	(9,196)

Total stockholder’s equity	384,225	35,811	(35,811)	384,225

	$809,188	$225,308	$(164,032)	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2015
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,936,281	$1,439,016	$(658,578)	$2,716,719

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,837,318	1,173,291	(658,578)	2,352,031
Selling, general and administrative expenses	25,182	139,907	—	165,089
Depreciation and amortization expense	33,191	8,363	—	41,554

	1,895,691	1,321,561	(658,578)	2,558,674

Operating income	40,590	117,455	—	158,045

Other expense:
Interest expense, net	(25,621)	(1,027)	—	(26,648)
Other, net	(4,087)	218	—	(3,869)
Equity in net income of subsidiaries	73,834	—	(73,834)	—

	44,126	(809)	(73,834)	(30,517)

Income before income tax expense	84,716	116,646	(73,834)	127,528

Income tax (benefit) expense
Current	(14,845)	40,742	—	25,897
Deferred	17,510	2,070	—	19,580

	2,665	42,812	—	45,477

Net income	$82,051	$73,834	$(73,834)	$82,051

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,626,015	$1,692,936	$(879,733)	$3,439,218

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	2,445,839	1,534,367	(879,733)	3,100,473
Selling, general and administrative expenses	24,441	138,323	—	162,764
Depreciation and amortization expense	24,182	7,622	—	31,804

	2,494,462	1,680,312	(879,733)	3,295,041

Operating income	131,553	12,624	—	144,177

Other expense:
Interest expense, net	(25,368)	(973)	—	(26,341)
Other, net	(3,298)	401	—	(2,897)
Equity in net income of subsidiaries	7,890	—	(7,890)	—

	(20,776)	(572)	(7,890)	(29,238)

Income before income tax expense	110,777	12,052	(7,890)	114,939

Income tax expense
Current	21,478	3,572	—	25,050
Deferred	18,186	590	—	18,776

	39,664	4,162	—	43,826

Net income	$71,113	$7,890	$(7,890)	$71,113

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$2,864,154	$1,726,422	$(909,323)	$3,681,253

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	2,495,478	1,573,420	(909,323)	3,159,575
Losses on derivative contracts	2,319	—	—	2,319
Selling, general and administrative expenses	24,562	139,312	—	163,874
Depreciation and amortization expense	19,883	6,994	—	26,877

	2,542,242	1,719,726	(909,323)	3,352,645

Operating income	321,912	6,696	—	328,608

Other expense:
Interest expense, net	(38,292)	(743)	—	(39,035)
Other, net	(3,743)	(76)	—	(3,819)
Loss on early extinguishment of debt	(18,727)	—	—	(18,727)
Equity in net income of subsidiaries	4,130	—	(4,130)	—

	(56,632)	(819)	(4,130)	(61,581)

Income before income tax expense	265,280	5,877	(4,130)	267,027

Income tax expense
Current	94,154	1,569	—	95,723
Deferred	2,443	178	—	2,621

	96,597	1,747	—	98,344

Net income	$168,683	$4,130	$(4,130)	$168,683

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2015
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$128,665	$14,985	$—	$143,650

Cash flows from investing activities:
Additions to property, plant and equipment	(30,451)	(19,798)	—	(50,249)
Additions to amortizable intangible assets	—	(100)	—	(100)
Additions to deferred turnaround costs	(705)	(2,911)	—	(3,616)
Additions to deferred integrity and replacement costs	(28,630)	—	—	(28,630)
Proceeds from asset dispositions	5	5	—	10

Net cash used in investing activities	(59,781)	(22,804)	—	(82,585)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	36	—	—	36
Dividends to preferred shareholder and stockholder	(41,082)	—	—	(41,082)
Principal reductions of long-term debt	(637)	(1,071)	—	(1,708)
Deferred financing costs	(320)	—	—	(320)

Net cash used in financing activities	(42,003)	(1,071)	—	(43,074)

Net increase (decrease) in cash and cash equivalents	26,881	(8,890)	—	17,991
Cash and cash equivalents, beginning of year	79,356	19,681	—	99,037

Cash and cash equivalents, end of period	$106,237	$10,791	$—	$117,028

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$92,535	$18,698	$—	$111,233

Cash flows from investing activities:
Additions to property, plant and equipment	(33,069)	(16,195)	—	(49,264)
Additions to deferred turnaround costs	(41,850)	(345)	—	(42,195)
Additions to deferred integrity and replacement costs	(36,810)	—	—	(36,810)
Proceeds from asset dispositions	56	2	—	58

Net cash used in investing activities	(111,673)	(16,538)	—	(128,211)

Cash flows from financing activities:
Distribution to Parent under the Tax Sharing Agreement	(3,034)	—	—	(3,034)
Dividends to preferred shareholder and stockholder	(38,951)	—	—	(38,951)
Proceeds from issuance of long term debt	—	1,426	—	1,426
Principal reductions of long-term debt	(907)	(1,056)	—	(1,963)

Net cash (used in) provided by financing activities	(42,892)	370	—	(42,522)

Net (decrease) increase in cash and cash equivalents	(62,030)	2,530	—	(59,500)
Cash and cash equivalents, beginning of year	141,386	17,151	—	158,537

Cash and cash equivalents, end of period	$79,356	$19,681	$—	$99,037

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net cash provided by operating activities	$136,168	$28,203	$—	$164,371

Cash flows from investing activities:
Additions to property, plant and equipment	(15,921)	(25,676)	—	(41,597)
Additions to deferred turnaround costs	(1,170)	(71)	—	(1,241)
Proceeds from asset dispositions	70	11	—	81

Net cash used in investing activities	(17,021)	(25,736)	—	(42,757)

Cash flows from financing activities:
Distribution from Parent under the Tax Sharing Agreement	1,996	—	—	1,996
Proceeds from sale of preferred stock	141,164	—	—	141,164
Dividends to stockholder	(114,338)	—	—	(114,338)
Principal reductions of long-term debt	(128,802)	(637)	—	(129,439)

Net cash used in financing activities	(99,980)	(637)	—	(100,617)

Net increase in cash and cash equivalents	19,167	1,830	—	20,997
Cash and cash equivalents, beginning of year	122,219	15,321	—	137,540

Cash and cash equivalents, end of period	$141,386	$17,151	$—	$158,537

18.	Quarterly Financial Data (unaudited)

	Net Sales	Operating Profit	Net Income (Loss)
	(in thousands)
2015
First Quarter	$824,697	$36,139	$17,614
Second Quarter	580,904	10,792	1,603
Third Quarter	602,877	64,454	34,707
Fourth Quarter	708,241	46,660	28,127
2014
First Quarter	$891,715	$5,414	$(1,087)
Second Quarter	773,719	101,837	57,670
Third Quarter	784,269	12,801	3,232
Fourth Quarter	989,515	24,125	11,298

19.	Put and Call Option Agreement

On April 8, 2015 (the “Execution Date”), the Company entered into a Put and Call Option Agreement with each of Enbridge Energy Limited Partnership (“Enbridge LP”) and Enbridge Pipelines Inc. (“Enbridge Inc.” and, together with Enbridge LP, the “Carriers”). The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Put

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Call Agreement was contemplated in that certain Letter Agreement, originally executed on July 31, 2014 and last amended on April 8, 2015 (the “Letter Agreement”), between the Company and the Carriers relating to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York, and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”). The Letter Agreement related to the parties’ agreement concerning funding certain integrity and replacement costs for Line 10.

The Carriers own the pipeline facilities generally identified as Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”), which was paid August 14, 2014, which aggregated $36 million for the calendar year 2014. Pursuant to the Letter Agreement, the Carriers agreed to reconcile their actual expenses for the integrity maintenance and refund any excess payments made by the Company. The parties agreed to apply any credit to the Company as a result of such reconciliation to amounts owed by the Company for Subsequent Year Pipe Replacement Costs (as defined below). For each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement, the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance and pipe replacement will be reconciled against the Subsequent Year Integrity and Pipe Replacement Costs similarly to the reconciliation for calendar year 2014.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2 1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement, the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

On November 12, 2015, pursuant to the Letter Agreement, the Company made a payment to the Carriers in the amount of $60,700,000 for Subsequent Year Pipe Replacement Costs, which amount reflects credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014. Kiantone, as the owner of the Kiantone Pipeline, has agreed to guaranty any and all payments due by the Company pursuant to the Letter Agreement.

Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Put and Call Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date, concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee of on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (ii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement. The Company has assessed the accounting impact of the Put and Call Agreement and determined there is no impact until the time when it becomes probable that the Put or Call will be exercised.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Legal Proceedings

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

21.	Subsequent Events

On October 20, 2015 (the “Closing Date”), URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule. Prepayment of the Term Loan in whole or in part may be made at any time without premium or penalty.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. Upon the repayment of the Term Loan, the Company is required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement will be used to (i) refinance the Company’s existing senior debt under the Existing Credit Facility (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures, (iii) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”) and (iv) pay the fees and expenses associated with the Credit Agreement.

On October 6, 2015, the Company announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash any and all of the outstanding $237.25 million aggregate principal amount outstanding of the Senior Secured Notes due 2018 and a solicitation of consents for proposed amendments to the related indenture (the “Consent Solicitation”). The Tender Offer and Consent Solicitation was made pursuant to an Offer to Purchase and Consent Solicitation Statement, dated October 6, 2015 and related consent and letter of transmittal. The Tender Offer was set to expire on November 2, 2015 (the “Expiration Date”). Holders of Senior Secured Notes due 2018 that validly tendered prior to 5:00 p.m., New York City time, on October 19, 2015 (the “consent deadline”), would receive total consideration of $1,057.50 per $1,000.00 principal amount of Senior Secured Notes due 2018, plus accrued and unpaid interest, which included a consent payment of $30.00. Holders that tender after the consent deadline and prior to the Expiration Date would receive total consideration of $1,027.50 per $1,000.00 principal amount, plus accrued and unpaid interest.

On October 20, 2015, the Company announced that $217,871,000 aggregate principal amount, or 91.83% of the Senior Secured Notes due 2018, were validly tendered prior to the consent deadline. The Company also received the requisite consents for the proposed amendments to eliminate most of the covenants applicable to the Senior Secured Notes due 2018, including the release of the collateral securing the Notes. The remaining 8.17% of the Senior Secured Notes due 2018 or $19,379,000, will be fully redeemed at a redemption price of 105.25% of par value plus accrued interest of $452,177 on November 19, 2015.

On November 12, 2015, pursuant to the Letter Agreement, the Company made a payment to the Carriers in the amount of $60,700,000 for Subsequent Year Pipe Replacement Costs, which amount reflects credits received by the Company upon reconciliation of the Integrity Costs funded in fiscal 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation	of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended), as of August 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 and concluded that it is effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information as of November 23, 2015 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	67	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	63	President, Chief Operating Officer, Director
Ashton L. Ditka	74	Senior Vice President—Marketing
Michael E. Toole	60	Vice President—Refining
Frederick J. Martin, Jr.	61	Vice President—Supply and Transportation
James E. Murphy	70	Vice President, Chief Financial Officer and Treasurer
John R. Wagner	56	Vice President, General Counsel and Secretary
Martin R. Bring	72	Director
Jacob Feinstein	72	Director
Kishore Lall	68	Director
Douglas Lemmonds	66	Director
Andrew Maloney	84	Director
Dennis Mehiel	73	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York). Mr. Catsimatidis’s broad experience as a senior executive and owner of other operating businesses, his experience as a successful investor in real estate, and his 27 year tenure as Chief Executive Officer of the Company lead us to conclude that he will make significant contributions as a director.

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 40 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents. Mr. Turfitt’s experience and training as a certified public accountant, his prior experience in other aspects of the petroleum business and his over 32 of financial and operational experience with the Company lead us to conclude that he will make significant contributions as a director.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 49 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Michael E. Toole has been with United Refining Company for 31 years with over 37 years of experience in the petroleum refining industry. Prior to his employment with United in 1984, Mike worked for UOP LLC for over 6 years. From November of 1984 to August 1991 he held the position of Process Engineer. In September of 1991 he was promoted to Refining Engineer until May 1994 when he became Senior Refining Engineer. In January 2013, he was promoted to Vice President-Refining. He obtained his Bachelor of Science in Chemical Engineering from Cornell University.

Frederick J. Martin, Jr. has been Vice President-Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997 and in January 2009 also became Treasurer. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us. Mr. Murphy is a CPA and prior to joining us he had over 15 years of experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years. Mr. Bring’s 48 years of experience as a corporate attorney and 29 years of involvement as a legal advisor to the Company lead us to conclude that he will make significant contributions as a director.

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

Douglas Lemmonds has served as a Director since 1997. He is currently the owner of MDL Partners Virginia, LLC. Previously he served as Vice President and International Business Manager of Mercuri Urval, a Swedish based global management consultancy and as Executive Vice President at SunTrust Bank. From May 1996 to 2002 he served as Managing Director and Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group and President of Deutsche Bank Trust Company. Private Banking-Americas operated across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America. Mr. Lemmond’s experience in senior management positions with various banking institutions as well as his consulting experience lead us to conclude that he will continue to make significant contributions as a director.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2015.

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

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2015.

SUMMARY COMPENSATION TABLE

Name & Principal Position				Change in Pension Value ($)	Other Compensation ($) (1)	Total ($)
		Annual Compensation
	Year	Salary ($)	Bonus ($)
John A. Catsimatidis	2015	650,000	1,600,000	—	20,560	2,270,560
Chairman of the Board &	2014	650,000	1,600,000	35,112	20,210	2,305,322
Chief Executive Officer	2013	650,000	1,600,000	—	21,103	2,271,103

James E. Murphy	2015	170,000	75,000	—	25,843	270,843
Vice President &	2014	170,000	75,000	19,295	24,959	289,254
Chief Financial Officer	2013	157,500	70,000	—	23,690	251,190

Myron L. Turfitt	2015	420,000	1,200,000	—	37,895	1,657,895
President &	2014	420,000	1,200,000	62,845	40,272	1,723,117
Chief Operating Officer	2013	420,000	1,200,000	—	36,667	1,656,667

Ashton L. Ditka	2015	240,000	100,000	—	31,245	371,245
Senior Vice President	2014	240,000	100,000	12,235	30,443	382,678
Marketing	2013	231,667	100,000	—	30,790	362,457

Frederick J. Martin	2015	175,000	100,000	—	25,820	300,820
Vice President	2014	175,000	100,000	92,961	24,909	392,870
Supply & Transportation	2013	162,550	100,000	—	23,000	285,550

(1)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2015 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Contribution To 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	$—	$18,350	$2,210	$20,560
James E. Murphy	$6,706	$17,000	$2,137	$25,843
Myron L. Turfitt	$9,615	$26,300	$1,980	$37,895
Ashton L. Ditka	$5,144	$24,000	$2,101	$31,245
Frederick J. Martin	$6,340	$17,500	$1,980	$25,820

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits (1)	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	24.50	$856,215	$—
James E. Murphy	United Refining Company Pension Plan for Salaried Employees	28.25	$612,551	$—
Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	32.17	$1,228,225	$—
Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	34.08	$904,014	$—
Frederick J. Martin	United Refining Company Pension Plan for Salaried Employees	30.42	$1,092,318	$—

(1)	The present value of accumulated benefits decreased for all executives during fiscal 2015 due to a combination of benefits being frozen, the discount rate change and executives’ change in age. These values for fiscal 2015 are $(13,358), $(7,951), $(25,104), $(4,381) and $(27,779) for Messrs.’ Catsimatidis, Murphy, Turfitt, Ditka and Martin, respectively.

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

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2015 include a 3.90% discount rate and the RP 2000 mortality table projected to 2016 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FYE 2011 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2015 Director Compensation

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

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2015.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Equity Securities on November 23, 2015 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (13 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental fee which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2015, 2014 and 2013, $5,360,000, $5,360,000 and $5,319,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 10 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2015, 2014 and 2013, the Company billed the affiliate $1,301,000, $1,207,000 and $1,229,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2015 and 2014, the Company had a payable to the affiliate of $296,000 and $151,000, respectively, under the terms of the agreement, which is included in Amounts Due from Affiliated Companies, net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2015, 2014 and 2013, the Company billed the affiliate $2,325,000, $2,165,000 and $2,219,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 51 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2015, 2014 and 2013, net sales to the affiliate amounted to $131,326,000, $191,828,000 and $207,104,000, respectively. As of August 31, 2015 and 2014, the Company had a payable to the affiliate of $1,106,000 and $1,355,000, respectively, under the terms of the agreement, which is included in Amounts Due To/From Affiliated Companies, net.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2015, 2014 and 2013, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2015, 2014 and 2013 amounted to $36,000, $(3,034,000) and $1,996,000, respectively and have been recorded as a capital contribution (distribution). As of August 31, 2015 and 2014, the Company had a receivable from the Parent of $2,500,000 and $0, respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2015, 2014 and 2013, the Company incurred $420,000, $420,000 and $420,000, respectively, as its share of occupancy expenses for its offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John A. Catsimatidis.

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

During the years ended August 31, 2015, 2014 and 2013 the Company made $200,000, $200,000 and $152,000 of rent payments to a related entity for the lease of a convenience store, respectively.

During the years ended August 31, 2015, 2014 and 2013, the Company paid $4,774,000, $4,399,000 and $0, respectively, to a related captive insurance company (“Captive”). The Captive was established in fiscal 2014 and will provide the Company with “stop-loss” protection in the area of worker’s compensation, general liability and automobile liability.

During the year ended August 31, 2015, the Company made payments to an insurance company for two of its affiliates totaling $283,000, which is included as a receivable in Amounts Due From Affiliated Companies, net.

During the year ended August 31, 2015, the Parent made payments to an insurance company on behalf of the Company totaling $900,000, which is included as a payable in Amounts Due From Affiliated Companies, net.

The Company receives engineering services from a subsidiary of our Parent company to assist with the construction of its biodiesel facility in Brooklyn, New York. During the fiscal years ended August 31, 2015 and 2014 the Company paid $349,000 and $475,000 to this entity for such services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO USA, LLP rendered during fiscal years 2015 and 2014:

	2015	2014
Audit Fees	$598,000	$582,000
Audit—Related Fees (1)	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$598,000	$582,000

(1)	Represents fees for professional services in connection with accounting consultations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to URC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.
3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).
3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.
3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.
3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.
3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.
3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.
3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.
3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.
3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.
3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.
3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.
3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.
3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.
3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.
3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.
3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.
3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.
3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.
3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.
3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.
3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.
3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

Number	Description
4.1	First Supplemental Indenture, dated March 8, 2011, by and among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon, as trustee relating to the 10 1/2% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
4.2	Indenture dated as of March 8, 2011, among URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, relating to the 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 4.2 to URC’s amended Current Report on Form 8-K filed on March 22, 2011.
4.3	Form of Note (included in Exhibit 4.2).
10.1	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.2	Amended and Restated Credit Agreement, dated May 18, 2011, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Co-Lead Arrangers and Joint Bookrunners, PNC Bank, National Association, as Administrative Agent and Bank of America, N.A., as Documentation Agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-173809).
10.3	Purchase Agreement dated February 25, 2011, by and between United Refining Company and Credit Suisse Securities (USA) LLC relating to the purchase of $365,000,000 of 10.500% First Priority Senior Secured Notes due 2018. Incorporated by reference to Exhibit 10.1 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011.
10.4	Registration Rights Agreement dated March 8, 2011, between URC, CFI, KPC, KPCY, UJCI, URCP, KFC, IGOCRI, BOC, STPI, K-FI, VARC and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers named therein. Incorporated by reference to Exhibit 4.4 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.5	Security Agreement, dated March 8, 2011, between URC and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 4.3 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.6	Intercreditor Agreement dated as of March 8, 2011, by and among The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, PNC Bank, National Association, as Agent for itself and the Bank Lenders, URC, URCP, KPC, CFI and K-FI. Incorporated by reference to Exhibit 10.1 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.7	Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 8, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated by reference to Exhibit 10.2 to URC’s Current Report on Form 8-K filed on March 11, 2011.
10.8	Amended and Restated Credit Agreement, dated June 18, 2013, by and among United Refining Company, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation, Country Fair, Inc., the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., as Documentation Agent, Manufacturers and Traders Trust Company and Bank Leumi, USA. Incorporated by reference to Exhibit 10.8 to URC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013.
10.9	Letter Agreement between Enbridge Energy Limited Partnership in the United States and Enbridge Pipeline, Inc. in Canada collectively and United Refining Company and Kiantone Corporation dated July 31, 2014.
14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

Number	Description
21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	Interactive XBRL Data

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 23, 2015 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York

November 23, 2015

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,680	$(1,680)	$1,800

Year ended August 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,800	$1,050	$(1,780)	$1,070

Year ended August 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,070	$750	$(970)	$850

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

/s/ Martin R. Bring Martin R. Bring	Director	November 23, 2015

/s/ Jacob Feinstein Jacob Feinstein	Director	November 23, 2015

/s/ Kishore Lall Kishore Lall	Director	November 23, 2015

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 23, 2015

Andrew Maloney	Director	November 23, 2015

/s/ Dennis Mehiel Dennis Mehiel	Director	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILLCORPORATION
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 23, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUNTRY FAIR, INC.
Dated: November 23, 2015	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board	November 23, 2015

/s/ Myron L. Turfitt Myron L. Turfitt	President and Chief Operating Officer	November 23, 2015

/s/ James E. Murphy James E. Murphy	Vice President - Finance	November 23, 2015

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2015.